Form 10QSB
period 2000-05-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2000-09-11
CIK 1106946

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2000

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to                      .
                               ----------------------    ---------------------

                         COMMISSION FILE NUMBER: 0-30703

                        COLLECTIBLE CONCEPTS GROUP, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         95-4026880
-------------------------------               ---------------------------------
(State of other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                              1600 Lower State Road
                              Doylestown, PA 18901
                    (Address of principal executive offices)

                                  215/491-1075
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No (The Registrant has been subject to the reporting requirements for less than 90 days).

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.001, was 189,508,292 as of September 7, 2000.

                      JEREMY"S MICROBATCH ICE CREAMS, INC.
                                      INDEX


PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements
(a)       Financial Statements of Collectible Concepts Group, Inc.

          Balance Sheet -
          May 31, 2000  .........................................................................   3

          Statements of Operations --
          for the three month periods ended May 31, 2000
          and 1999...............................................................................   4

          Statement of Shareholders' Deficiency --
          May 31, 2000...........................................................................   5

          Statements of Cash Flows --
          For the three-month periods ended May 31, 2000
          And 1999...............................................................................   6

          Notes to Financial Statements..........................................................   7

(b)       Financial  Statements of Music Art, LLC, (Music Art, Inc. acquired by Collectible
          Concepts Group, Inc. on June 5, 2000)

          Independent Auditor's Report ..........................................................  16

          Balance Sheet -
          December 31, 1999  ....................................................................  17

          Statements of Operations and Member's Deficiency
          For the Year ended December 31, 1999 ..................................................  18

          Statement of Cash Flows --
          For the Year ended December 31, 1999...................................................  19

          Notes to Financial Statements..........................................................  20

(c)       Collectible Concepts Group, Inc. Pro Forma Financial Information ......................  23

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................................................  31

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................  36

Item 2.   Changes in Securities and Use of Proceeds..............................................  36

Item 3.   Defaults on Senior Securities..........................................................  36

Item 4.   Submission of Matters to vote of Securityholders.......................................  36

Item 5.   Other Information......................................................................  36

Signatures.......................................................................................  37

                                       2

Item 1.   Financial Information

                        COLLECTIBLE CONCEPTS GROUP, INC.
                                  BALANCE SHEET
                                  MAY 31, 2000


                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                 $ 354,747
 Accounts receivable - trade
     (net of allowance for doubtful accounts of $1,500)       16,082
 Inventories                                                 393,424
 Prepaid royalties                                            40,766
 Prepaid expenses and other                                   48,967
                                                           ---------

    Total current assets                                     853,986
                                                           ---------

PROPERTY AND EQUIPMENT                                        85,290

Less - accumulated depreciation                               20,325
                                                           ---------

    Net property and equipment                                64,965
                                                           ---------

       Total assets                                        $ 918,951
                                                           =========



                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Notes and loans payable, current portion                  $ 323,865
 Convertible debentures                                      192,991
 Accounts payable and accrued expenses                       422,091
 Accrued payroll                                             286,556
 Payroll taxes payable                                        76,767
 Accrued interest                                             83,329
 Accrued royalties                                             5,462
                                                           ---------

    Total current liabilities                              1,391,061
                                                           ---------

NOTES PAYABLE, NET OF CURRENT PORTION                         21,289
                                                           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
 Capital stock, $.001 par value,
     350,000,000 shares authorized;
     187,280,167 issued and outstanding                      187,281
 Additional paid-in-capital                                8,610,393
 Accumulated deficit                                      (9,236,473)
 Deferred compensation/services                              (54,600)
                                                           ---------

    Total shareholders' deficiency                          (493,399)
                                                           ---------

       Total liabilities and shareholders' deficiency      $ 918,951
                                                           =========

                        COLLECTIBLE CONCEPTS GROUP, INC.

                            STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999


                                                        2000           1999
                                                        ----           ----

SALES                                               $      9,630    $     7,226

COST OF SALES                                              8,689          2,782
                                                    ------------    -----------

  GROSS PROFIT                                               941          4,444

SELLING, GENERAL AND ADMINISTRATIVE                      877,433         78,294
                                                    ------------    -----------

LOSS FROM OPERATIONS                                    (876,492)       (73,850)

OTHER INCOME (EXPENSES)
  Total other income (expense), interest expense        (166,695)        (3,266)
                                                    ------------    -----------

NET LOSS                                            $ (1,043,187)   $   (77,116)

NET LOSS PER SHARE:
  BASIC AND DILUTED                                       ($0.01)        ($0.00)
                                                    ============    ===========

WEIGHTED AVERAGE SHARES USED IN NET
  LOSS PER SHARE CALCULATIONS:
  BASIC AND DILUTED                                  181,554,000     94,777,000
                                                    ============    ===========

                        COLLECTIBLE CONCEPTS GROUP, INC.

                      STATEMENT OF SHAREHOLDERS' DEFICIENCY

                         THREE MONTHS ENDED MAY 31, 2000

                                                  Common Stock          Additional                        Deferred
                                              -----------------------     Paid-in        Accumulated    Compensation/
                                               Shares         Amount      Capital          Deficit        Services       Total
                                              --------       --------    ---------       -----------    ------------    -------
Balance, March 1, 2000                       162,703,418    $ 162,704   $  7,247,996     $(8,193,286)    $ (69,300)   $  (851,886)

Common stock issued for
       cash and services rendered             19,020,900       19,021        813,836               -             -        832,857

Conversion of convertible debentures, notes
       and loans payable to common stock       5,555,849        5,556        108,895               -             -        114,451

Issuance of stock options and warrants                 -            -        309,500               -             -        309,500

Additional paid-in capital related to
       convertible loans, notes and
       subordinated debentures                         -            -        130,166               -             -        130,166

Amortization of unearned compensation                  -            -              -               -        14,700         14,700

Net loss for the three months ended
       May 31, 2000                                    -            -              -      (1,043,187)            -     (1,043,187)
                                             -----------   ----------   ------------     -----------     ---------     ----------
Balance, May 31, 2000                        187,280,167     187,281    $  8,610,393     $(9,236,473)    $ (54,600)   $  (493,399)
                                             ===========   =========    ============     ===========     =========     ==========

                        COLLECTIBLE CONCEPTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999

                                                                      2000                1999
                                                                      ----                ----
OPERATING ACTIVITIES
  Net loss                                                       $(1,043,187)           $ (77,116)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                   7,886                  850
       Common stock issued for services rendered                     383,655               52,120
       Interest expense related to beneficial conversion of debt     130,166                    -
       Expense related to issuance of options and warrants            52,833                    -
  Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                            (3,696)              (1,996)
       Inventories                                                  (244,016)             (31,973)
       Prepaid royalties                                             (11,945)             (10,000)
       Other assets                                                   13,400                1,800
     Increase (decrease) in:
       Accounts payable and accrued expenses                          52,554               18,775
       Accrued interest                                                4,860              (10,290)
       Accrued payroll                                               (79,152)              (5,700)
       Payroll taxes payable                                          65,752                2,379
                                                                 -----------            ---------

           Net cash used in operating activities                    (670,890)             (61,151)
                                                                 -----------            ---------

INVESTING ACTIVITIES
  Net cash used in investing activities, purchase
       of property and equipment                                     (24,127)              (6,367)
                                                                 -----------            ---------

FINANCING ACTIVITIES
  Borrowings, net of financing fees                                  370,500               17,662
  Proceeds from issuance of capital stock, net                       446,407               46,575
  Repayment of notes & loans                                         (14,634)                   -
                                                                 -----------            ---------

           Net cash provided by financing activities                 802,273               64,237
                                                                 -----------            ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     107,256               (3,281)

CASH AND CASH EQUIVALENTS, BEGINNING                                 247,491                4,182
                                                                 -----------            ---------

CASH AND CASH EQUIVALENTS, ENDING                                $   354,747            $     901
                                                                 ===========            =========

NOTE        1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES


                  Description of Business

                         Collectible Concepts Group, Inc. (the "Company")
                  distributes high-end and novelty products related to both the entertainment and sports industries. The Company sells its products through retailers, distributors, department stores, the internet and catalogers.


                  Basis of Presentation

                         The financial statements as of May 31, 2000 and for the
                  three months ended May 31, 2000 and 1999 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

                         The interim financial statements should be read in
                  conjunction with the financial statements for the fiscal year ended February 29, 2000 and the notes thereto, included in the Company's report on Form 10-KSB for the year ended February 29, 2000.


                  Risks, Uncertainties and Management Estimates

                         The results of operations for the interim periods are
                  not necessarily indicative of the results that might be expected for future interim periods or for the full year ending February 28, 2001.

                         The preparation of the Company's financial statements
                  in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                  Revenue Recognition

                         Revenue from the sale of products is recognized at the
                  time of shipment.


                  Earnings (Loss) Per Share

                         The Company follows Statement of Financial Accounting
                  Standards No. 128 ("FAS No. 128") "Earnings Per Share". Basic and fully diluted earnings (loss) per share amounts are computed based on net income (loss) and divided by the weighted average

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


                  number of shares actually outstanding. The number of shares used in the computation were 181,554,000 in 2000 and 94,777,000 in 1999.

                         The assumed conversion of convertible debt and exercise
                  of outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted earnings (loss) per share in both 2000 and 1999 because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in both years.


NOTE        2.    GOING CONCERN

                         The Company's financial statements have been prepared
                  in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. At May 31, 2000, the Company has a shareholder's deficiency of $439,399 and a working capital deficiency of $ 537,075. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                         To generate additional revenues and the working capital
                  needed to continue and expand operations, the Company has accomplished the following.

                         During the quarter ending May 31, 2000, a licensing
                  agreement was signed with IMS Properties and Titan Motorcycle Company of America for the manufacture, sale and distribution of a limited edition replica of the Indy 500 Titan Motorcycle. Subsequent to May 31, 2000, the Company signed a licensing agreement with Chicken Soup for the Soul Enterprises, Inc. for the manufacture, sale and distribution of more than two dozen collectibles to be sold in bookstores and other retail chains. The collectibles will include penholders, nightlights and sports-related items such as tennis rackets covers, all carrying an inspirational phrase from a Chicken Soup book. Subsequent to May 31, 2000 the Company signed a licensing agreement with Stan Lee Media, Inc. to develop collectibles based on Stan Lee's signature style and global lifestyle brand, as well as his latest project, the 7th Portal- a team of 21st Century Super Heroes and Super Villains. The collectibles will include sculptures, lithograths, pins, bookends, desk sets and fountain pens based on the image of Stan Lee, the image of "Evil Stan" - the alter ego of Stan Lee and the 7th Portal. The license agreement also includes rights to develop merchandise in connection with a theatrical release of a "7th Portal" feature film during the term of the agreement. The signing of these agreements was part of the Company's ongoing plan to become a broad based, sports and entertainment product company.

NOTE        2.    GOING CONCERN (continued)

                         In the second quarter of fiscal year 2001, the Company
                  began to ship to its retail customers, products related to the X-Men movie that was released throughout the United States on July 14, 2000, with worldwide distribution of the movie expected to continue through November. During the second quarter of fiscal 2001, the Company also started the official X-Men Club website (www.X-MenClub.com) which has attracted over 600 paid members and approximately 6,000 who signed up for the free club newsletter.

                         Also, completed during the quarter ending May 31, 2000,
                  was a website devoted to the "Golden Age of Baseball" (www.collectbaseball.com).

                         In it's continual search to even out the fluctuation in
                  the Company's revenue cycle, the Company made two acquisitions subsequent to May 31, 2000. On June 7, 2000, the Company acquired Music Art, which has a license from the Rolling Stones to distribute lithographs of signed album covers. They also have a license with Phil Ceccola, a published photographer of many rock bands, to distribute signed photographs of Bruce Springsteen. The Company plans to market Music Art products to retailers on it's recently launched website, www.collectmusicart.com.

                         On August 2, 2000, the Company announced the
                  acquisition of Rooter Rattle Sports Specialty Company. Rooter Rattle produces licensed sports novelties with the league and team logos of Major League Baseball, Minor League Baseball, National Professional Soccer League, American Hockey League, East Coast Hockey League, Class of 2000 and Arena Indoor Football. To more accurately reflect the diverse nature of their product line, the name was subsequently changed to Team Sports Concepts.

                         The Company has signed an agreement with an experienced
                  management/consulting firm for the purpose of raising $5,000,000 of additional capital to fund future operations, including acquisitions. As of May 31, 2000, the Company has received $1,022,500, with an additional $439,000 received subsequent to year-end (in June 2000).

                         The Company has developed and currently operates the
                  following websites in addition to the CollectibleConcepts.com website:

                              o powersclub.com

                              o mini-v.com

                              o x-menclub.com

                              o collectmusicart.com

NOTE        2.    GOING CONCERN (continued)

                         The Company has reserved several additional website
                  names for future use, including the following:

                             o collectyankees.com

                             o terminatorclub.com


NOTE        3.    NOTES AND LOANS PAYABLE

                         At May 31, 2000, notes and loans payable consisted of
                  various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and have various maturities through February 28, 2006. In connection with the conversion of certain notes payable, the Company recorded additional interest expense of $46,766 for the three months ended May 31, 2000 relating to beneficial conversion features.

                         Included in notes and loans payable is $50,000 due to
                  the Company's President. During the three months ended May 31, 2000, the Company accrued interest of approximately $1,270 relating to these loans to its President and at May 31, 2000 approximately $67,000 in accrued interest was payable relating to these loans, which is recorded in "accrued interest" in the accompanying balance sheet.


NOTE        4.    CONVERTIBLE SUBORDINATED DEBENTURES

                         At May 31, 2000, the Company has outstanding $455,000
                  of convertible debentures which mature at various times through February 2001 and bear interest at 12% per annum. The debentures are offset by a net contra discount of approximately $256,000 related to 4,000,000 warrants issued in connection with the debentures issued to a group of investors for $400,000. Each $1,000 unit is convertible into between 10,000 and 50,000 shares of Company common stock. In connection with the issuance of the convertible debentures, the Company recorded additional interest expense of $83,400 for the three months ended May 31, 2000 relating to beneficial conversion features.


NOTE        5.    COMMON STOCK

                         In January 2000, the Company entered into an agreement
                  to issue 50,000 stock options per month for twelve months to a non-employee for consulting services to be rendered. The options are exercisable at $.01 per share and have no expiration date. In

NOTE        5.    COMMON STOCK (continued)

                  accordance with SFAS No. 123, "Accounting For Stock-Based Compensation", the Company recorded an expense of $29,500 and an increase to additional paid in capital for such options issued in March, April and May 2000.

                         During the three months ended May 31, 2000, the Company
                  received $446,407 (net of $82,453 of financing costs) from the issuance of 13,308,200 shares of common stock through private placements to various investors.

                         The Company converted approximately $154,500 of
                  accounts payable, notes and loans payable and related accrued interest into 5,555,849 shares of common stock.

                         In connection with the issuance of $400,000 of
                  debentures issued in May 2000, the Company issued warrants to purchase 4,000,000 shares of common stock at 110% of the market value on the closing date. Using an option pricing model, the warrants were valued at $280,000 using the following assumptions: no expected payment of dividends, expected lives of warrants of three years, a risk free rate of 6.5% and a volatility in the 50 - 100% range. The $280,000 was recorded as additional paid-in capital and a debt discount is being amortized to interest expense over the term of the related debenture.

                         From time to time, the Company has issued common stock
                  in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The benefits to the Company from these transactions are as follows:

                         o Reduced use of cash which allows it to devote the
                           maximum resources to expanding the business;

                         o Increased awareness of the Company which provides the
                           opportunity for greater stock support;

                         o Creates positive relationships as share price
                           appreciation occurs.

                         The dollar value of these activities included in the
                  selling, general and administrative expenses for the three months ended May 31, 2000 was $ 382,300. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. For transactions recorded at the fair value of the Company's common stock issued, a 20% discount was applied due to certain trading restrictions placed on such shares. The number of shares of common stock issued for services performed for the three months ended May 31, 2000 was 5,712,700.


NOTE        6.    INCOME TAXES

                         The Company accounts for income taxes in accordance
                  with SFAS No. 109, "Accounting for Income Taxes". The Company incurred no income tax expense for the three months ended May 31, 2000 due to net operating losses incurred.


NOTE        7.    COMMITMENTS


                  Employment Agreement

                         The Company has an employment contract (the
                  "agreement") with its President through January 1, 2005 which provides for minimal annual salary and bonuses based on Company revenues. The agreement also provides for one-year extensions every January 1 unless notice is given by the Company.

NOTE        7.    COMMITMENTS (continued)

                  Licensees

                         The Company has entered into various licensing
                  agreements (the "agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters. The agreements expire at various dates through December 31, 2002 and generally require the Company pay a royalty of 10% of sales, with certain minimum royalty payments required.


                  Consulting Agreement

                         During 2000, the Company entered into a consulting
                  agreement with an investment advisor for the period March 2000 through February 2001 requiring monthly payments of $5,000.


NOTE        8.    STATEMENT OF CASH FLOWS

                         During the three months ended May 31, 2000, the Company
                  entered into the following non-cash transactions:

                         Converted approximately $154,500 of accounts payable,
                  notes and loans payable and related accrued interest into 5,555,849 shares of common stock.

                         Issued a note payable for $40,000 to a shareholder as
                  consideration for waiving certain anti-dilution privileges.


NOTE        9.    SUBSEQUENT EVENTS

                         Subsequent to May 31, 2000, the following occurred.

                         The company received advances from a significant
                  stockholder in the amount of $439,000 from June through August 2000.

NOTE        9.    SUBSEQUENT EVENTS (continued)

                         On June 5, 2000, the Company acquired 100% of the
                  outstanding common shares of Music Art Corporation ("Music Art") for 1,000,000 shares of Company common stock (See Note
                  10).

                         On August 2, 2000, the Company, through a recently
                  formed wholly-owned subsidiary, Team Sport Specialties Corporation, purchased the assets and liabilities of Rooter Rattle, L.P. in exchange for $965,000 of consideration, payable as $390,000 in cash, a $30,000 note payable and 3,633,333 shares of common stock issued at a value of $545,000 (Note 10).



NOTE 10. ACQUISITIONS

                         On June 5, 2000, the Company acquired 100% of the
                  outstanding common shares of Music Art Corporation ("Music Art") for 1,000,000 shares of Company common stock. Music Art is primarily engaged in the business of creating, marketing and distributing limited edition lithographs derived from artwork used on music albums and other music collectibles. The acquisition will be accounted for as a purchase. The excess of acquisition cost over the fair value of net assets, assumed to equal it's book value, was approximately $377,000 which will be amortized over seven years beginning in June 2000.

                         On August 2, 2000, a wholly owned subsidiary of the
                  Company, Team Sport Specialties Corporation, purchased the assets and liabilities of Rooter Rattle, L.P. in exchange for $965,000 of consideration, payable as $390,000 in cash, a $30,000 note payable and 3,633,333 shares of common stock issued at a value of $545,000. The acquisition will be accounted for as a purchase. The excess of acquisition cost over the fair value of net assets, assumed to equal it's book value, was approximately $790,000, which will be amortized over seven years beginning in August 2000. The Company also entered into an employment agreement with a former officer of Rooter Rattle, L.P. as part of this transaction.

                         The following unaudited pro forma summary combines the
                  results of operations of the Company, Music Art Corporation and Rooter Rattle, L.P. as if the acquisition had occurred on March 1, 2000, after giving effect to certain adjustments, including amortization of intangible assets and increased interest expense. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, the pro forma information is not intended to be a projection of future results.

                                                     Three Months Ended
                                                        May 31, 2000
                                                     ------------------

                             Revenues                   $   226,727
                                                        ===========

                             Net Loss                   $(1,061,891)
                                                        ===========

                             Basic and diluted net
                                loss per share          $      (.01)
                                                        ===========

                                 MUSIC ART, LLC

                                   YEAR ENDED
                                DECEMBER 31, 1999

                          INDEPENDENT AUDITOR'S REPORT


To the Member
Music Art, LLC
Havertown, Pennsylvania


        We have audited the accompanying balance sheet of Music Art, LLC (a wholly-owned subsidiary of Music Expo, Inc.) as of December 31, 1999 and the related statements of operations and member's deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Music Art, LLC as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

        As discussed in Note 5 to the financial statements, on May 26, 2000 the Company adopted a plan of complete liquidation and dissolution.



                                                  McGladrey & Pullen, LLP




Blue Bell, Pennsylvania
August 7, 2000

                                 MUSIC ART, LLC

                                  BALANCE SHEET

                                DECEMBER 31, 1999


                                     ASSETS

CURRENT ASSETS
     Cash                                                           $     859
     Accounts receivable - trade and other
       (net of allowance for doubtful accounts of $13,629)              1,265
     Inventories (Note 4)                                              36,056
     Prepaid royalties (Note 4)                                        37,718
     Deposits                                                             300
                                                                    ---------
          Total current assets                                         76,198
                                                                    ---------

PROPERTY AND EQUIPMENT                                                  2,959

Less - accumulated depreciation                                         1,243
                                                                    ---------
          Net property and equipment                                    1,716
                                                                    ---------

               Total assets                                         $  77,914
                                                                    =========

                      LIABILITIES AND MEMBERS'S DEFICIENCY

CURRENT LIABILITIES
     Accounts payable and accrued expenses (Note 4)                 $ 101,244

NON-CURRENT LIABILITIES
     Loan payable - parent company (Note 2)                           253,000

COMMITMENTS (Notes 3 and 4)

MEMBER'S DEFICIENCY (Note 5)                                         (276,330)
                                                                    ---------
               Total liabilities and member's deficiency            $  77,914
                                                                    =========


                       See Notes to Financial Statements.

                                 MUSIC ART, LLC

                 STATEMENT OF OPERATIONS AND MEMBER'S DEFICIENCY

                          YEAR ENDED DECEMBER 31, 1999


SALES (Note 4)                                                      $ 697,919

COST OF SALES                                                         227,503
                                                                    ---------

GROSS PROFIT                                                          470,416

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES (Note 3)                                                660,619
                                                                    ---------

NET LOSS                                                             (190,203)

MEMBER'S DEFICIENCY, BEGINNING                                        (86,127)
                                                                    ---------

MEMBER'S DEFICIENCY, ENDING                                         $(276,330)
                                                                    =========


                       See Notes to Financial Statements.

                                 MUSIC ART, LLC

                             STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1999

OPERATING ACTIVITIES
     Net loss                                                       $(190,203)
     Adjustments to reconcile net loss to
          net cash provided by activities:
               Depreciation                                               835
               Provision for doubtful accounts                         13,629
     Changes in operating assets and liabilities:
          (Increase decrease in:
               Accounts receivable                                      5,323
               Inventories                                             (5,509)
               Prepaid royalties                                      103,945
          Increase in:
               Accounts payable and accrued expenses                   77,252
                                                                    ---------

                    Net cash provided by operatiog activities           5,272
                                                                    ---------

INVESTING ACTIVITIES
     Net cash used in investing activities, purchase
          of property and equipment                                      (925)
                                                                    ---------

FINANCING ACTIVTIES
     Net cash used in financing activities,
          repayments of loan payable                                  (14,000)
                                                                    ---------

DECREASE IN CASH                                                       (9,653)

CASH, BEGINNING                                                        10,512
                                                                    ---------

CASH, ENDING                                                        $     859
                                                                    =========



                       See Notes to Financial Statements.

                                 MUSIC ART, LLC

                          NOTES TO FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1999


NOTE 1.           DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES

                  Description of Business

                         Music Art, LLC (the "Company"), a limited liability
                  company, is primarily engaged in the business of creating, marketing and distributing limited edition lithographs derived from artwork used on music albums and other music collectibles. The Company sells its products principally at concert venues and through mail order. The Company is a wholly-owned subsidiary of Music Expo, Inc. (Notes 2 and 5)

                  Accounts Receivable

                         The Company's trade accounts are unsecured with an
                  allowance for bad debts provided for those amounts whose collectability is uncertain.

                  Property and Equipment and Depreciation

                         Property and equipment consists principally of computer
                  equipment and is stated at cost. Upon sale or retirement, the cost of the asset and the related accumulated depreciation is removed from the accounts and the resultant gain or loss, if any, is included in income. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets, principally five years. Depreciation expense amounted to $835 in 1999.

                  Inventories

                         Merchandise inventories are valued at lower of cost or
                  market on the first in, first out (FIFO) method.

                  Cash

                         The Company maintains cash balances at financial
                  institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution.

                  Revenue Recognition

                         Revenues from the sale of merchandise are recognized at
                  the time of shipment.

                                 MUSIC ART, LLC

                          NOTES TO FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1999


NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Income Taxes

                         The Company is treated as a partnership for federal
                  income tax purposes. Consequently, all tax effects of the Company's income or loss are passed through to the sole member.

                  Management Estimates

                         The preparation of financial statements in conformity
                  with generally accepted accounting principles requires management to make estimates and assumptions that may affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 2.           LOAN PAYABLE - PARENT COMPANY

                         From time to time, the Company borrows from its parent
                  company to fund operations and to pay license royalties. Amounts advanced have no formal repayment terms and are non-interest bearing. The amount outstanding at December 31, 1999 amounted to $253,000. Subsequent to December 31, 1999 and in connection with the liquidation of the Company (Note 5), such amounts owed by the Company to its parent were forgiven by its parent.


NOTE 3.           LEASE COMMITMENTS

                         The Company leases its administrative offices from an
                  officer of the Company, who is also the sole shareholder of the Company's parent company. The lease is on a month-to-month basis. Rent expense for these offices amounted to $18,000 in 1999.

                         The Company also leases warehouse storage facilities on
                  a month-to-month basis. Rent expense for these services amounted to $6,000 in 1999.

                                 MUSIC ART, LLC

                          NOTES TO FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1999


NOTE 4.           COMMITMENTS

                         On October 1, 1997, the Company entered into a license
                  agreement (the "agreement") with a music merchandising company to produce and sell a high-end line of tour poster art and album cover art of the Rolling Stones containing original or plate signatures on such products. The agreement requires a minimum guarantee of royalties of $361,000. The Company has a remaining payment of $75,000 due as of December 31, 1999, which is included in "accounts payable and accrued expenses" in the accompanying balance sheet. The agreement requires a royalty of 25% of art sales, as defined in the agreement. The agreement terminated on September 30, 1999 and allowed for an inventory liquidation period to March 31, 2000. As of March 31, 2000, the Licensor has the ability to terminate the agreement unilaterally and require the Company to return any unsold inventory to the licensor. The licensor has not indicated its intent to do so and the Company has continued to operate under the agreement by continuing to sell product and pay the required royalties due under the agreement.

                         Approximately 90% of the Company's 1999 sales were
                  Rolling Stones products relating to the aforementioned license agreement.


NOTE 5.           SUBSEQUENT EVENTS

                         On May 26, 2000, the Company, through its sole member,
                  adopted a plan of complete liquidation and dissolution. All of the Company's assets and certain liabilities were distributed to its member who simultaneously contributed such assets and liabilities to a recently formed company, Music Art Corporation, also wholly-owned by the Company's parent. The loan payable by the Company to its parent company was forgiven at this time.

                         On June 5, 2000, Music Expo, Inc. entered into an
                  Agreement for The Exchange of Shares ("Agreement") to exchange 100% of its outstanding common shares of stock of Music Art Corporation for 1,000,000 shares of Collectible Concepts Group, Inc. ("CCG") common stock. The agreement also provides for an employment agreement with the former officer of the Company.

                        COLLECTIBLE CONCEPTS GROUP, INC.

Financial Statements, Pro-Forma Financial Information and Exhibits.

         On June 5, 2000, Collectible Concepts Group, Inc. (the "Company") acquired 100% of the outstanding common shares of Music Art Corporation ("Music Art") for 1,000,000 shares of Company common stock. Music Art is primarily engaged in the business of creating, marketing and distributing limited edition lithographs derived from artwork used on music albums and other music collectibles. The acquisition will be accounted for as a purchase. The Company entered into an employment agreement with a former officer of Music Art.

Pro-Forma Financial Information

            The following unaudited pro-forma consolidated financial information presents the pro-forma consolidated balance sheet at May 31, 2000 and February 29, 2000 giving effect to the acquisition by the Company of all of the material assets, subject to ordinary business liabilities, of Music Art as if it had been consummated on those dates. Also presented are the pro-forma consolidated statements of operations for the three months ended May 31, 2000 and the year ended February 29, 2000 giving effect to such assets, subject to such liabilities, of Music Art as if the acquisition had been consummated as of the beginning of the respective periods presented.

            The Company's fiscal year ends on February 29 and Music Art's fiscal year ends on December 31. The pro-forma consolidated balance sheet of May 31, 2000 combines the balance sheet of the Company as of May 31, 2000 and the balance sheet of Music Art as of March 31, 2000. The pro-forma consolidated balance sheet of February 29, 2000 combines the balance sheet of the Company as of February 29, 2000 and the balance sheet of Music Art as of December 31, 1999. The pro-forma consolidated statement of operations for the three months ended May 31, 2000 combines results of the Company for the period with the statement of operations for the three months ended March 31, 2000 of Music Art. The pro-forma consolidated statement of operations for the year ended February 29, 2000 combines the results of the Company for its year ended February 29, 2000 and the results of Music Art for its year ended December 31, 1999.

            The pro-forma data is based on the historical combined statements of the Company and Music Art giving effect to the purchase method of accounting and to the assumptions and adjustments (which the Company believes to be reasonable) described in the accompanying notes to the unaudited pro-forma consolidated financial information.

            Under the purchase method of accounting, assets acquired and liabilities assumed will be recorded at their estimated fair value (which approximates book value) at the date of acquisition. The pro-forma adjustments set forth in the following unaudited pro-forma consolidated financial information are estimated and may differ from the actual adjustments when they become known. However, no material differences are anticipated by the Company.

            The following unaudited pro-forma consolidated financial information does not reflect certain cost savings that the Company believes may be realized following the Music Art acquisition. Such cost savings are expected to be realized primarily through the elimination of certain overhead expenses.

            The pro-forma data is provided for comparative purposes only. It does not purport to be indicative of the results that actually would have occurred if such acquisition had been consummated on the dates indicated or that may be obtained in the future. The unaudited pro-forma combined financial information should be read in conjunction with the notes thereto, the audited financial statements of Music Art for the year ended December 31, 1999 and the Company's May 31, 2000 and February 29, 2000 financial statements and related notes thereto.

The following are filed here within:

            Unaudited Pro-Forma Consolidated Balance Sheet as of May 31, 2000

            Unaudited Pro-Forma Consolidated Statement of Operations for the Three Months Ended May 31, 2000

            Unaudited Pro-Forma Consolidated Balance Sheet as of February 29,
            2000

            Unaudited Pro-Forma Consolidated Statement of Operations for the Year Ended February 29, 2000


            Notes to Unaudited Pro-Forma Consolidated Financial Information for the Three Months Ended May 31, 2000 and Year Ended February 29, 2000


                        Collectible Concepts Group, Inc.

       Notes to Unaudited Pro-Forma Consolidated Financial Information for

      the Three Months Ended May 31, 2000 and Year Ended February 29, 2000

            The unaudited pro-forma consolidated balance sheet is based on the individual balance sheets of the Company and Music Art, reflect the acquisition of all of the material assets, subject to ordinary business liabilities, of Music Art by the Company (which was completed on June 5, 2000) as if it had taken place as of May 31, 2000 and February 29, 2000 after giving effect to pro-forma adjustments to reflect the following:

         The Company acquired 100% of the outstanding common shares of Music Art for 1,000,000 shares of Company common stock. Music Art is primarily engaged in the business of creating, marketing and distributing limited edition lithographs derived from artwork used on music albums and other music collectibles. The acquisition will be accounted for as a purchase. The excess of acquisition cost over the fair value of net assets, assumed to equal it's book value, was $377,055 which will be amortized over seven years.

            The acquisition is reflected as a pro-forma adjustment to the consolidated balance sheets as of May 31, 2000 and February 29, 2000 as an increase to goodwill for $377,055 and an increase to common stock and additional paid in capital for $1,045 and $304,580, respectively.

            The Company also recorded a pro-forma adjustment to eliminate a non-current liability of Music Art in the amount of $253,000 that was forgiven at the time of the acquisition.

            To arrive at pro-forma net equity, the Company recorded a pro-forma adjustment to the consolidated balance sheet as an increase to accounts payable and accrued expense of $28,834 at May 31, 2000 and $48,100 at February 29, 2000.

            The Company recorded a pro-forma adjustment to the consolidated statement of operations to selling, general and administrative expenses for amortization of goodwill for the three months ended May 31, 2000 and for the year ended February 29, 2000 in the amounts of $13,460 and $53,865, respectively.

COLLECTIBLE CONCEPTS GROUP, INC.
PRO-FORMA CONSOLIDATING BALANCE SHEET

                                                                            Historical                         Pro-forma
                                                             -------------------------------------    ------------------------------
                                                              Collectible Concepts
                                                                   Group, Inc.            Music Art     Pro-forma
              ASSETS                                                02/29/00             12/31/1999    Adjustments     Consolidated
                                                             -----------------------    ------------  -------------   --------------
CURRENT ASSETS
   Cash and cash equivalents                                     $ 247,491                $    859       $       -       $ 248,350
   Accounts receivable - trade, net                                 12,386                   1,265               -          13,651
   Inventories                                                     149,408                  36,056               -         185,464
   Prepaid royalties                                                28,821                  37,718               -          66,539
   Prepaid expenses and other                                            -                     300               -             300
                                                                 ---------                --------       ---------       ---------

     Total current assets                                          438,106                  76,198               -         514,304
                                                                 ---------                --------       ---------       ---------

PROPERTY AND EQUIPMENT, NET                                         17,786                   1,716               -          19,502
                                                                 ---------                --------       ---------       ---------

GOODWILL                                                                 -                       -         377,055         377,055
                                                                 ---------                --------       ---------       ---------

           Total assets                                          $ 455,892                $ 77,914       $ 377,055       $ 910,861
                                                                 =========                ========       =========       =========



              LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Notes and loans payable, current portion                      $ 367,587                $      -       $       -       $ 367,587
   Convertible debentures                                           70,000                       -               -          70,000
   Accounts payable and accrued expenses                           369,537                 101,244          48,100         518,881
   Accrued payroll                                                 405,708                       -               -         405,708
   Payroll taxes payable                                            11,015                       -               -          11,015
   Accrued interest                                                 78,469                       -               -          78,469
   Accrued royalties                                                 5,462                       -               -           5,462
                                                                 ---------                --------       ---------       ---------

           Total current liabilities                             1,307,778                 101,244          48,100       1,457,122
                                                                 ---------                --------       ---------       ---------


NON-CURRENT LIABILITIES                                                  -                 253,000        (253,000)              -
                                                                 ---------                --------       ---------       ---------



SHAREHOLDERS' DEFICIENCY
   Capital stock                                                   162,704                       -           1,045         163,749
   Additional paid-in-capital                                    7,247,996                       -         304,580       7,552,576
   Accumulated deficit                                          (8,193,286)               (276,330)        276,330      (8,193,286)
   Deferred compensation/services                                  (69,300)                      -               -         (69,300)
                                                                 ---------                --------       ---------       ---------

     Total shareholders' deficiency                               (851,886)               (276,330)        581,955        (546,261)
                                                                 ---------                --------       ---------       ---------

           Total liabilities and shareholders' deficiency        $ 455,892                $ 77,914       $ 377,055       $ 910,861
                                                                 =========                ========       =========       =========

COLLECTIBLE CONCEPTS GROUP, INC.
PRO-FORMA CONSOLIDATING STATEMENT OF OPERATIONS

                                                                     Historical                             Pro-forma
                                                    ---------------------------------------------   ---------------------------
                                                    Collectible Concepts
                                                         Group, Inc.               Music Art
                                                     Twelve Months Ended      Twelve Months Ended     Pro-forma
                                                         02/29/00                 12/31/1999        Adjustments   Consolidated
                                                    -----------------------   -------------------   ------------   ------------
SALES                                                  $    296,261              $  697,919           $       -     $    994,180

COST OF SALES                                               199,224                 227,503                   -          426,727
                                                       ------------              ----------           ---------     ------------

   GROSS PROFIT                                              97,037                 470,416                   -          567,453

SELLING, GENERAL AND ADMINISTRATIVE                       3,064,285                 660,619              53,865        3,778,769
                                                       ------------              ----------           ---------     ------------

LOSS FROM OPERATIONS                                     (2,967,248)               (190,203)            (53,865)      (3,211,316)

OTHER INCOME (EXPENSES)
   Total other income (expense), interest expense          (248,266)                      -                   -         (248,266)
                                                       ------------              ----------           ---------     ------------

NET LOSS                                               $ (3,215,514)             $ (190,203)          $ (53,865)    $ (3,459,582)
                                                       ============              ==========           =========     ============

NET LOSS PER SHARE:
   BASIC AND DILUTED                                         ($0.03)                                                      ($0.03)
                                                       ============                                                 ============


WEIGHTED AVERAGE SHARES USED IN NET
   LOSS PER SHARE CALCULATIONS:
   BASIC AND DILUTED                                    116,713,182                                   1,000,000      117,713,182
                                                       ============                                   =========     ============

COLLECTIBLE CONCEPTS GROUP, INC.
PRO-FORMA CONSOLIDATING BALANCE SHEET

                                                                            Historical                         Pro-forma
                                                             -------------------------------------    ------------------------------
                                                              Collectible Concepts
                                                                   Group, Inc.            Music Art     Pro-forma
              ASSETS                                                05/31/00               3/31/00     Adjustments     Consolidated
                                                             -----------------------    ------------  -------------   --------------
CURRENT ASSETS
   Cash and cash equivalents                                       $ 354,747              $ (1,887)     $       -      $  352,860
   Accounts receivable - trade, net                                   16,082                   210              -          16,292
   Inventories                                                       393,424                36,056              -         429,480
   Prepaid royalties                                                  40,766                33,845              -          74,611
   Prepaid expenses and other                                         48,967                   300              -          49,267
                                                                   ---------              --------      ---------      ----------

     Total current assets                                            853,986                68,524              -         922,510
                                                                   ---------              --------      ---------      ----------

PROPERTY AND EQUIPMENT, NET                                           64,965                 1,507              -          66,472
                                                                   ---------              --------      ---------      ----------

GOODWILL                                                                   -                     -        377,055         377,055
                                                                   ---------              --------      ---------      ----------

           Total assets                                            $ 918,951              $ 70,031      $ 377,055      $1,366,037
                                                                   =========              ========      =========      ==========



              LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Notes and loans payable, current portion                        $ 323,865              $      -      $       -      $  323,865
   Convertible debentures                                            192,991                     -              -         192,991
   Accounts payable and accrued expenses                             422,091               112,627         28,834         563,552
   Accrued payroll                                                   286,556                     -              -         286,556
   Payroll taxes payable                                              76,767                     -              -          76,767
   Accrued interest                                                   83,329                     -              -          83,329
   Accrued royalties                                                   5,462                     -              -           5,462
                                                                   ---------              --------      ---------      ----------

           Total current liabilities                               1,391,061               112,627         28,834       1,532,522
                                                                   ---------              --------      ---------      ----------

NON-CURRENT LIABILITIES                                               21,289               253,000       (253,000)         21,289
                                                                   ---------              --------      ---------      ----------

SHAREHOLDERS' DEFICIENCY
   Capital stock                                                     187,281                     -          1,045         188,326
   Additional paid-in-capital                                      8,610,393                     -        304,580       8,914,973
   Accumulated deficit                                            (9,236,473)             (295,596)       295,596      (9,236,473)
   Deferred compensation/services                                    (54,600)                    -              -         (54,600)
                                                                   ---------              --------      ---------      ----------

           Total shareholders' deficiency                           (493,399)             (295,596)       601,221        (187,774)
                                                                   ---------              --------      ---------      ----------

           Total liabilities and shareholders' deficiency          $ 918,951              $ 70,031      $ 377,055      $1,366,037
                                                                   =========              ========      =========      ==========

COLLECTIBLE CONCEPTS GROUP, INC.
PRO-FORMA CONSOLIDATING STATEMENT OF OPERATIONS

                                                                     Historical                             Pro-forma
                                                    ---------------------------------------------   ---------------------------
                                                    Collectible Concepts
                                                         Group, Inc.               Music Art
                                                     Three Months Ended       Three Months Ended     Pro-forma
                                                           5/31/00                  3/31/00         Adjustments     Consolidated
                                                    -----------------------   -------------------   ------------    ------------
SALES                                                   $      9,630               $  23,051         $       -      $     32,681

COST OF SALES                                                  8,689                   7,411                 -            16,100
                                                        ------------               ---------         ---------      ------------

   GROSS PROFIT                                                  941                  15,640                 -            16,581

SELLING, GENERAL AND ADMINISTRATIVE                          877,433                  47,406            13,466           938,305
                                                        ------------               ---------         ---------      ------------

LOSS FROM OPERATIONS                                        (876,492)                (31,766)          (13,466)         (921,724)

OTHER INCOME (EXPENSES)
   Total other income (expense), interest expense           (166,695)                      -                 -          (166,695)
                                                        ------------               ---------         ---------      ------------

NET LOSS                                                $ (1,043,187)              $ (31,766)        $ (13,466)     $ (1,088,419)
                                                        ============               =========         =========      ============

NET LOSS PER SHARE:
   BASIC AND DILUTED                                          ($0.01)                                                     ($0.01)
                                                        ============                                                ============


WEIGHTED AVERAGE SHARES USED IN NET
   LOSS PER SHARE CALCULATIONS:
   BASIC AND DILUTED                                     181,554,000                                 1,000,000       182,554,000
                                                        ============                                 =========      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company receives revenues from distributing high-end and novelty products related to both the entertainment and sports industries and sells those products through retailers, distributors, department stores, the internet and catalogers. During the quarter ending May 31, 2000, a licensing agreement was signed with IMS Properties and Titan Motorcycle Company of America for the manufacture, sale and distribution of a limited edition replica of the Indy 500 Titan Motorcycle. Subsequent to May 31, 2000, the Company signed a licensing agreement with Chicken Soup for the Soul Enterprises, Inc. for the manufacture, sale and distribution of more than two dozen collectibles to be sold in bookstores and other retail chains. The collectibles will include penholders, nightlights and sports-related items such as tennis racket covers, all carrying an inspirational phrase from a Chicken Soup book. Subsequent to May 31, 2000, the Company signed a licensing agreement with Stan Lee Media, Inc. to develop collectibles based on Stan Lee's signature style and global lifestyle brand, as well as his latest project, the 7th Portal- a team of 21st Century Super Heroes and Super Villains. The collectibles will include sculptures, lithograths, pins, bookends, desk sets and fountain pens based on the image of Stan Lee, the image of "Evil Stan" - the alter ego of Stan Lee and the 7th Portal. The license agreement also includes rights to develop merchandise in connection with a theatrical release of a "7th Portal" feature film during the term of the agreement. The signing of these agreements was part of the Company's ongoing plan to become a broad based, sports and entertainment products company.
During the quarter ending May 31, 1999, the Company's revenues were derived exclusively from the sale of products related to the sports industry. Sales during the quarter ending May 31, 2000 also included sales of the Company's Austin Powers and X-Men product lines. Substantially all of the Company's revenue from the most recently completed fiscal year was attributable to the sales of products from the Austin Powers movies. During fiscal 1999 and prior fiscal years, the Company's revenues were derived exclusively from the sale of products related to the sports industry.

         The Company believes there is a trend in the entertainment business towards more films based on comic books, fantasy and action adventure. The Company believes that this trend is favorable to it because of the interesting props that are used in such films and the Company's ability to replicate those props. While revenue from movie prop licenses is highest just before and after the release of a movie, there are several factors that enable the Company to receive revenues at times other than just before and after releases of a movie. Sales increase during the holiday season and the Company expects significant sales of products related to movies released during the year before the holiday season, even if the releases occurred significantly earlier in the year. The Company is also attempting to develop continuity clubs, such as the official Austin Powers Collectors Club, which will enable it to continue marketing products to the hard core fans of a film for the entire life of the Company's license. The expectation or release of sequels to movies for which the Company has already produced props tends to revive interest in those props. In addition, we are currently seeking licenses not related to movie releases. While the X-Men sales will follow the general trend of large sales before and after release of a movie, the Company anticipates that demand for its X-Men products will continue significantly beyond the release of the movies, because of Marvels comic book distribution and a planned Saturday morning X-Men television series.

         In the second quarter of fiscal year 2001, the Company began to ship to its customers, products related to the X-Men movie that was released throughout the United States on July 14, 2000, with worldwide distribution of the movie continuing through November.

         In addition to the sale of products provided for by the licensing agreements, the Company has the right to operate official fan clubs associated with these movies. During the second quarter of fiscal 2001, the Company started the official X-Men Club website (www.X-MenClub.com) which has attracted over 600 paid members and approximately 6,000 signed up for the free club newsletter. As of February 29, 2000, the Austin Powers internet fan club was fully functioning and producing revenue for the Company.

         Also, completed during the quarter ending May 31, 2000 was a website devoted to the "Golden Age of Baseball" (www.collectbaseball.com) with Bill Gilbert, a nationally known writer ("The Duke of Flatbush"), hosting a weekly column. Subsequent to May 31, 2000 the Company announced the hiring of a Managing Director of collectbaseball.com with more than 12 years experience in the field of sports specialty merchandising and marketing and 7 years as Director for the National Baseball Hall of Fame & Museum in Cooperstown, NY.

         As a result of the Company's association with the Austin Powers movie, in addition to the sale of related products, it has obtained the promotional rights to Vern Troyer, the diminutive star who played "Mini-Me" in the Austin Powers movie," Austin Powers: The Spy Who Shagged Me". The Company also has the right to manage the Mini-V fan club, and market its products on the Mini-V website.

         Cost of sales for the quarter ending May 31, 2000 were comprised of costs associated with the sale of the products related to the Austin Powers and X-Men movies as well as sales from its sports memorabilia. Cost of sales in fiscal year ended February 29, 2000 were predominately the costs associated with the sale of the products related to the Austin Powers movies which include the cost of the product and related freight and handling charges. Costs also include the cost of the product and related freight and handling charges. These products are contract manufactured for the Company by both domestic and foreign companies to specifications developed by the Company and approved by the various licensors. Even though the Company does not feel this places it at risk for filling future orders on a timely basis, it has developed relationships with alternate suppliers for most of its products. Several of its manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs the Company would incur if the product was first shipped to its location. The Company also feels it is not at risk for any currency fluctuations in its dealing with its foreign manufacturers since all orders are based on U.S. dollars and the Company does not have any long term purchase commitments.

         Selling, general and administrative expense consists of payroll and related fringes, royalties, commissions paid to manufacturers sales representatives, advertising, rent, depreciation and other related fixed overhead expenses. Also included in this category are the expenses related to the replication of movie props to ready them for mass production by the contract manufacturers, as well as the non-cash costs related to services satisfied by the issuance of Company stock. The Company characterizes the development and replication of movie props to ready them for mass production as a development cost. The Company will capitalize these costs if the prop or novelty is commercialized. The services provided were in direct support of the operations of the Company on both an ongoing basis and in anticipation of the increased business expected from the sales of product related to the X-Men movie. The benefits to the Company from these stock transactions are reduced use of cash which allowed the Company to devote the maximum resources to expanding the business, increased awareness of the Company which provides the opportunity for greater stock support and created a positive relationship when price appreciation occurs. For recording purposes, the Company valued these services at the fair market value of the services rendered or the fair market value of the stock at time of issuance, whichever is more readily determinable.

         In it's continual search to even out the fluctuation in the Company's revenue cycle, the Company made two acquisitions subsequent to May 31, 2000. On June 5, 2000 the Company acquired Music Art Corporation, a company which has a license from the Rolling Stones to distribute lithographs of signed album covers. Music Art also has a license with Phil Ceccola, a photographer of many rock bands, to distribute signed photographs of Bruce Springsteen . The Company also plans to market Music Art products to retailers on it's recently launched website, www.collectmusicart.com.

         The Company, during the quarter ending May 31, 2000 continued to invest in its infrastructure by hiring experienced professionals for three newly created positions: Chief Operating Officer, National Sales Manger, and Director of Purchasing and other staff as needed to support the acquisitions and expanding websites.

         The amount and timing of the revenue generated from the sales of movie related products is not possible to accurately predict because of the length of time it may take the project to be commercially successful, if at all. As a result, the Company's revenues and net income may fluctuate significantly between comparable periods. Additionally, since the Company's inception, it has experienced significant operating and net losses that it has been able to fund by obtaining private capital. The Company, therefore, can not predict if and when it will generate income from operations and if it will be able to raise sufficient capital necessary to fund future operations.


         The Company has taken significant steps to ensure its fiscal viability in the future and continues to pursue additional licenses to even out any fluctuations in the revenue stream. It is also looking to acquire companies that have licenses not only related to movies and entertainment industry but in the sports area.

Results of Operations

Three Months Ended May 31, 2000 compared to Three Months Ended May 31, 1999.

         Net revenues for the quarter ended May 31, 2000 were $9,630 comprised mainly of revenues from the collectbaseball.com website and the Austin Powers and X-Men movies compared to revenues of $7,226 for the quarter ended May 31,1999. Revenues for that period were predominantly from the sale of baseball memorabilia.

         Cost of sales for the quarter ended May 31, 2000 increased by $5,907 from the quarter ended May 31,1999. This increase was mainly attributable to the increased volume of sales, primarily products related to the Austin Power and X-Men movies and collectbaseball website.

         Selling, general and administrative expenses for the quarter ended May 31, 2000 increased to $877,433 from $78,294 for the quarter ended May 31,1999. For the quarter ended May 31, 2000 and 1999 the services obtained with the issuance of stock included internal accounting and financial services, internet website creation, marketing assistance, insurance program review, and general management consulting. Shares were also issued to satisfy pre-existing anti-dilution clauses with certain investors. Increases in selling, general and administrative expenses related to payroll cost, royalties and product pre-production cost. Staffing increased to thirteen full time and two part consultants for marketing and licensing for the quarter ended May 31, 2000 as compared to three full time and two part time employees for the quarter ended May 31, 1999. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the cost for producing the samples as well as the related package design cost for approval by the licensee prior to full production runs of the product. For the quarter ended May 31, 2000 the Company incurred charges of approximately $10,000 versus cost of approximately $6,000 for the quarter ended May 31, 1999.

         The Company incurred interest expense of approximately $167,000 for the quarter ended May 31, 2000 as compared to approximately $3,000 for the quarter ended May 31, 1999 due to increased borrowings and the beneficial conversion calculation related to the application of EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added approximately $130,000 of interest expense for the quarter ended May 31, 2000.

         As a result of the above, the Company had a net loss of $1,043,187 for the quarter ended May 31, 2000 as compared to a net loss of $77,116 for the quarter ended May 31, 1999.

Liquidity and Capital Resources

         Quarter Ending May 31, 2000

         As of May 31, 2000 the Company had a working capital deficiency of approximately $537,000 compared to a deficit working capital of $870,000 as February 29, 2000. The deficit working capital as of May 31, 2000 is a direct result of the unprofitable operations for the quarter ended May 31, 2000 that resulted in a cash loss of approximately $671,000. Even with this cash loss, the Company had an ending cash balance of $354,747 principally due to the infusion of approximately $868,000 in March and May 2000 from a previously mentioned private placement.

         During the quarter ended May 31, 2000 the Company purchased computer equipment and a delivery van for approximately $51,000. The delivery van was financed through the credit company associated with the manufacturer of the vehicle. This note payable is approximately $27,000. The Company does not foresee any significant capital expenditures needed in the next nine months unless the result of a future acquisition.

         The Company has financed its losses through private sales of equity and debt securities, the issuance of stock for services, and deferrals of salary by its President and certain other employees. During the quarter ended May 31, 2000 the Company received the following capital infusions; approximately $446,400 net of fees from issuance of common stock and approximately $370,000 net of fees in convertible debentures. Included in the conversion of the Company's demand notes was a note from a venture capital organization who converted their demand note of $30,000 into common stock and who also had an anti-dilution clause associated with the note. Additionally, the Company received notice from the holders of convertible debentures and demand notes of approximately $111,000 outstanding as of February 29, 2000 and $10,000 convertible debentures issued and converted during the quarter ending May 31, 2000 requesting conversion into 5,555,849 shares of common stock.

         During the quarter ending May 31, 2000 the Company starting making payments on approximately $54,000 of demand notes which will be paid off by December 31, 2000.

         As of May 31, 2000 the Company had $345,154 in outstanding notes and loans payable and $192,991 in outstanding convertible debentures net of contra discount of approximately $256,000 related to the 4,000,000 warrants issued with the convertible debenture of $400,000 as mentioned in the preceding paragraph. It also made approximately $7,500 of scheduled payments against the remaining debt that matures at varying dates through February 2001. The Company feels its cash flow will be sufficient to satisfy these debts given the expected success of the X-Men movie and its baseball.com website that has already generated positive results. In addition, the Company has been successful at renegotiating the repayment terms on its debt in the past and feels that it would be able to do so in the future if needed.

         In the opinion of management, the Company believes that it will be able to obtain new licenses and thereby increase revenues, and will pursue an aggressive acquisition strategy to acquire profitable companies. However, the Company will require additional capital infusions during fiscal year ending February 29, 2001 in order to continue to operate until such time as revenues are sufficient to finance operations. The Company will also continue to pay for services with equity, where appropriate, until it has achieved positive cash flow. However there can be no assurance that the Company will be able to obtain sufficient equity or debt capital to meet its operating needs. In early May 2000, the Company granted a security interest in substantially all of its assets to a private investor group, which purchased $400,000 in convertible debentures. For a description of the material provisions of the debentures, see Part II -
Item 4. Until the obligations related to these debentures are satisfied, the Company will not be able to use its assets as security for other financings.

         Sections of this Report contain forward looking statements, including without limitation, statements concerning possible or assumed future results of operations of the Company preceded by, followed by or that include the words "believe," "expects," "anticipate," "estimates," "intends," "plans," or similar expressions. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. Due to the fact that the Company faces competition from other licensors for shelf space, the ability of the Company to obtain additional licenses and the uncertainty of the public's response to the Company's properties as well as uncertainty as to the Company's ability to raise sufficient capital to fund losses from operations actual results or outcomes may differ materially from any such forward-looking statements.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

         During the quarter ended May 31, 2000, no legal proceedings became reportable and no material events occurred in any previously reported legal proceeding.

Item 2.           Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.           Defaults on Senior Securities

         Not Applicable

Item 4.           Submission of Matters to Vote of Security Holders.

         Not Applicable

Item 5.           Other Information

         On June 5, 2000, the Company acquired Music Art Corporation in exchange for cash and 1,000,000 shares of the common stock of the Company. Through the transaction, Music Art became a wholly owned subsidiary of the Company. The Company acquired the inventory of Music Art's music and entertainment memorabilia, distribution channels and other assets. Included within the assets acquired are licensing agreements for collectibles associated with the Rolling Stones and Bruce Springsteen. The Company expects to market Music Art products to retailers and on http://www.collectmusicart.com/.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Exhibit                            Exhibit Title

                  27                                 Financial Data Schedule

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed in the quarter ending May 31, 2000 or to report events which occurred during that quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned.

DATE:  September 11, 2000

                                COLLECTIBLE CONCEPTS GROUP, INC.


                                By: /s/ Paul S. Lipschutz
                                   --------------------------------------------
                                   Paul S. Lipschutz, President

                                By: /s/ Jeffrey Andrews
                                   --------------------------------------------
                                   Jeffrey Andrews, Chief Financial Officer and
                                   Principal Accounting Officer