Form 10QSB/A
period 2000-05-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2001-02-28
CIK 1106946

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                AMENDMENT NO. 1


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

                        COLLECTIBLE CONCEPTS GROUP, INC.
                                     INDEX

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements
(a)       Financial Statements of Collectible Concepts Group, Inc. ..............................   3

          Balance Sheet -
          May 31, 2000 ..........................................................................   4

          Statements of Operations --
          for the three month periods ended May 31, 2000
          and 1999...............................................................................   5

          Statement of Shareholders' Deficiency --
          May 31, 2000...........................................................................   6

          Statements of Cash Flows --
          For the three-month periods ended May 31, 2000
          And 1999...............................................................................   7

          Notes to Financial Statements..........................................................   8

(b)       Financial Statements of Music Art, LLC for the Three Months Ended
          March 31, 2000 (Music Art, Inc. acquired by Collectible Concepts Group, Inc.
          on June 5, 2000) ......................................................................  16

          Balance Sheet .........................................................................  17

          Statements of Operations and Member's Deficiency ......................................  18

          Statements of Cash Flows ..............................................................  19

          Notes to Financial Statements .........................................................  20

(c)       Financial Statements of Music Art, LLC for the Year Ended December 31, 1999
          (Music Art, Inc. acquired by Collectible Concepts Group, Inc. on June 5, 2000) ........  23

          Independent Auditor's Report ..........................................................  24

          Balance Sheet -
          December 31, 1999  ....................................................................  25

          Statements of Operations and Member's Deficiency
          For the Year ended December 31, 1999 ..................................................  26

          Statement of Cash Flows --
          For the Year ended December 31, 1999...................................................  27

          Notes to Financial Statements..........................................................  28

          Collectible Concepts Group, Inc. Pro Forma Financial Information ......................  31

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................................................  37

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................  44

Item 2.   Changes in Securities and Use of Proceeds..............................................  44

Item 3.   Defaults on Senior Securities..........................................................  46

Item 4.   Submission of Matters to vote of Securityholders.......................................  46

Item 5.   Other Information......................................................................  46

Signatures.......................................................................................  47


                        COLLECTIBLE CONCEPTS GROUP, INC.

                            FOR THE QUARTERLY PERIOD
                               ENDED MAY 31, 2000

                        COLLECTIBLE CONCEPTS GROUP, INC.
                                  BALANCE SHEET
                                  MAY 31, 2000
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                 $   354,747
      Accounts receivable - trade
          (net of allowance for doubtful accounts of $1,500)                         16,082
      Inventories                                                                   393,424
      Prepaid royalties                                                              40,766
      Prepaid expenses and other                                                     48,967
                                                                                -----------

              Total current assets                                                  853,986
                                                                                -----------

PROPERTY AND EQUIPMENT                                                               85,290

Less - accumulated depreciation                                                      20,325
                                                                                -----------

              Net property and equipment                                             64,965
                                                                                -----------

                   Total assets                                                 $   918,951
                                                                                ===========



                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
      Notes and loans payable, current portion                                  $   323,865
      Convertible debentures                                                        192,991
      Accounts payable and accrued expenses                                         422,091
      Accrued payroll                                                               286,556
      Payroll taxes payable                                                          76,767
      Accrued interest                                                               83,329
      Accrued royalties                                                               5,462
                                                                                -----------

          Total current liabilities                                               1,391,061
                                                                                -----------

NOTES PAYABLE, NET OF CURRENT PORTION                                                21,289
                                                                                -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
      Capital stock, $.001 par value,
          350,000,000 shares authorized;
          187,280,167 issued and outstanding                                        187,281
      Additional paid-in-capital                                                  8,610,393
      Accumulated deficit                                                        (9,236,473)
      Deferred compensation/services                                                (54,600)
                                                                                -----------

          Total shareholders' deficiency                                           (493,399)
                                                                                -----------

                   Total liabilities and shareholders' deficiency               $   918,951
                                                                                ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                        COLLECTIBLE CONCEPTS GROUP, INC.
                            STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999
                                   (UNAUDITED)

                                                                       2000                          1999
                                                                       ----                          ----
SALES                                                              $       9,630                $       7,226

COST OF SALES                                                              8,689                        2,782
                                                                   -------------                -------------

      GROSS PROFIT                                                           941                        4,444

SELLING, GENERAL AND ADMINISTRATIVE                                      877,433                       78,294
                                                                   -------------                -------------

LOSS FROM OPERATIONS                                                    (876,492)                     (73,850)

OTHER INCOME (EXPENSES)
      Total other income (expense), interest expense                     166,695                        3,266
                                                                   -------------                -------------


NET LOSS                                                           $  (1,043,187)               $     (77,116)
                                                                   =============                =============



NET LOSS PER SHARE:
      BASIC AND DILUTED                                                   ($0.01)                       $0.00
                                                                   =============                =============

WEIGHTED AVERAGE SHARES USED IN NET
       LOSS PER SHARE CALCULATIONS:
      BASIC AND DILUTED                                              181,554,000                   94,777,000
                                                                   =============                =============

                        SEE NOTES TO FINANCIAL STATEMENTS

                        COLLECTIBLE CONCEPTS GROUP, INC.
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY
                         THREE MONTHS ENDED MAY 31, 2000
                                   (UNAUDITED)

                                                        Common Stock        Additional                     Deferred
                                               --------------------------    Paid-in      Accumulated    Compensation/
                                                   Shares        Amount      Capital        Deficit        Services        Total
                                               --------------  ----------   -----------   ------------   -------------  -----------
Balance, March 1, 2000                           162,703,418    $ 162,704   $ 7,247,996    $(8,193,286)     $ (69,300)  $ (851,886)

Common stock issued for
       cash and services rendered                 19,020,900       19,021       813,836              -              -      832,857

Conversion of convertible debentures, notes
       and loans payable to common stock           5,555,849        5,556       108,895              -              -      114,451

Issuance of stock options and warrants                     -            -       309,500              -              -      309,500

Additional paid-in capital related to
      convertible loans, notes and
      subordinated debentures                              -            -       130,166              -              -      130,166

Amortization of unearned compensation                      -            -             -              -         14,700       14,700

Net loss for the three months ended
       May 31, 2000                                        -            -             -     (1,043,187)             -   (1,043,187)
                                               --------------  -----------  ------------  -------------  -------------  -----------

Balance, May 31, 2000                            187,280,167    $ 187,281   $ 8,610,393    $(9,236,473)     $ (54,600)  $ (493,399)
                                               ==============  ===========  ============  =============  =============  ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                        COLLECTIBLE CONCEPTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999
                                   (UNAUDITED)

                                                                                         2000             1999
                                                                                         ----             ----
OPERATING ACTIVITIES
      Net loss                                                                      $ (1,043,187)      $ (77,116)
      Adjustments to reconcile net loss to
          net cash used in operating activities:
              Depreciation and amortization                                                7,886             850
              Common stock issued for services rendered                                  383,655          52,120
              Interest expense related to beneficial conversion of debt                  130,166               -
              Expense related to issuance of options and warrants                         52,833               -
      Changes in operating assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                                         (3,696)         (1,996)
              Inventories                                                               (244,016)        (31,973)
              Prepaid royalties                                                          (11,945)        (10,000)
              Other assets                                                                13,400           1,800
          Increase (decrease) in:
              Accounts payable and accrued expenses                                       52,554          18,775
              Acrued interest                                                              4,860         (10,290)
              Accrued payroll                                                            (79,152)         (5,700)
              Payroll taxes payable                                                       65,752           2,379
                                                                                    -----------------------------

                   Net cash used in operating activities                                (670,890)        (61,151)
                                                                                    -----------------------------

INVESTING ACTIVITIES
      Net cash used in investing activities, purchase
              of property and equipment                                                  (24,127)         (6,367)
                                                                                    -----------------------------

FINANCING ACTIVITIES
      Borrowings, net of financing fees                                                  370,500          17,662
      Proceeds from issuance of capital stock, net                                       446,407          46,575
      Repayment of notes and loans                                                       (14,634)              -
                                                                                    -----------------------------

                   Net cash provided by financing activities                             802,273          64,237
                                                                                    -----------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         107,256          (3,281)

CASH AND CASH EQUIVALENTS, BEGINNING                                                     247,491           4,182
                                                                                    -----------------------------

CASH AND CASH EQUIVALENTS, ENDING                                                      $ 354,747           $ 901
                                                                                    =============================

                        SEE NOTES TO FINANCIAL STATEMENTS

                        COLLECTIBLE CONCEPTS GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MAY 31, 2000

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

         Revenue Recognition

              Revenue from the sale of products is recognized at the time of delivery. The Company records an allowance for estimated returns, as required.

         Earnings (Loss) Per Share

              The Company follows Statement of Financial Accounting Standards No. 128 ("FAS No. 128") "Earnings Per Share". Basic and fully diluted earnings (loss) per share amounts are computed based on net income
         (loss) and divided by the weighted average

                        COLLECTIBLE CONCEPTS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2000


NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         number of shares actually outstanding. The number of shares used in the computation were 181,554,000 in 2000 and 94,777,000 in 1999.

              The assumed conversion of convertible debt into 11,000,000 common shares in 2000 and 3,000,000 common shares in 1999 and the exercise of outstanding options and warrants to purchase 26,325,000 common shares in 2000 and 12,020,000 common shares in 1999 were not included in the computation of diluted earnings (loss) per share in both 2000 and 1999 because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in both years.

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

              During the quarter ending May 31, 2000, a licensing agreement was signed with IMS Properties and Titan Motorcycle Company of America for the manufacture, sale and distribution of a limited edition replica of the Indy 500 Titan Motorcycle. Subsequent to May 31, 2000, the Company signed a licensing agreement with Chicken Soup for the Soul Enterprises, Inc. for the manufacture, sale and distribution of more than two dozen collectibles to be sold in bookstores and other retail chains. The collectibles will include penholders, nightlights and sports-related items such as tennis rackets covers, all carrying an inspirational phrase from a Chicken Soup book. Subsequent to May 31, 2000 the Company signed a licensing agreement with Stan Lee Media, Inc. to develop collectibles based on Stan Lee's signature style and global lifestyle brand, as well as his latest project, the 7th Portal- a team of 21st Century Super Heroes and Super Villains. The collectibles will include sculptures, lithographs, pins, bookends, desk sets and fountain pens based on the image of Stan Lee, the image of "Evil Stan" - the alter ego of Stan Lee and the 7th Portal. The license agreement also includes rights to develop merchandise in connection with a theatrical release of a "7th Portal" feature film during the term of the agreement. The signing of these agreements was part of the Company's ongoing plan to become a broad based, sports and entertainment product company.

                        COLLECTIBLE CONCEPTS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2000


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

              The Company has developed and currently operates the following websites in addition to the CollectibleConcepts.com website:

              o    powersclub.com

              o    mini-v.com

              o    x-menclub.com

              o    collectmusicart.com

                        COLLECTIBLE CONCEPTS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2000


NOTE  2. GOING CONCERN (continued)

              The Company has reserved several additional website names for future use, including the following:

              o    collectyankees.com

              o    terminatorclub.com

NOTE  3. NOTES AND LOANS PAYABLE

              At May 31, 2000, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and have various maturities through February 28, 2006. During the quarter ended May 31, 2000, the Company converted notes and loans payable in the amount of $76,000 into 3,889,000 common shares. In connection with the issuance of certain notes payable during the year ended February 29, 2000, the Company recorded additional interest expense of $46,766 for the three months ended May 31, 2000 relating to beneficial conversion features.

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

NOTE  4. CONVERTIBLE SUBORDINATED DEBENTURES

              At May 31, 2000, the Company has outstanding $455,000 of convertible debentures to various individuals and investor groups which mature at various times through February 2001 and bear interest at 12% per annum. At May 31, 2000, the debentures are offset by a net contra discount of approximately $256,000 related to warrants issued in connection with the debentures issued to a group of investors for $400,000 (see following paragraph). Each $1,000 unit is convertible at any time at the holder's option into between 10,000 and 25,000 shares of Company common stock for cumulative 11,000,000 common shares. In connection with the issuance of the convertible debentures, the Company recorded additional interest expense of $83,400 for the three months ended May 31, 2000 relating to beneficial conversion features.

              Included in convertible subordinate debentures are $400,000 of convertible debentures issued by the Company in May 2000; these debentures mature April 2001, are secured by substantially all the Company's assets and bear interest at 10% per annum payable quarterly; the debentures are convertible into common stock at any time at the holder's option at the lessor of $.04 per share of 50% of market value (the debt discount of $65,000 assigned to this beneficial conversion feature was recorded as additional paid-in capital and debt discount and was amortized as interest expense in the quarter ended May 31, 2000 because the debentures are convertible at anytime at the holder's option); the debentures also have warrants to purchase 4,000,000 shares of common stock at 110% of the market value on the closing date - the warrants have a five-year life and are exercisable immediately (using an option pricing model, the warrants were valued at $280,000 using the following assumptions: no expected payment of dividends, expected lives of warrants of three years, a risk free rate of 6.5% and a volatility of 75%) (the $280,000 was recorded as additional paid-in capital and a debt discount and will be amortized to interest expense over the term of the related debentures); the debenture holders also have certain rights in the event the Company files a registration statement.

                        COLLECTIBLE CONCEPTS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2000


NOTE  5. COMMON STOCK

              In January 2000, the Company entered into an agreement to issue 50,000 stock options per month for twelve months to a non-employee for consulting services to be rendered during calendar year 2000. The options are exercisable at $.01 per share and have no expiration date. In accordance with SFAS No. 123, "Accounting For Stock-Based Compensation", the Company recorded an expense of $29,500 and an increase to additional paid in capital for such options issued in March, April and May 2000. The method of determining the expense was based on using an option pricing model with certain assumptions, including a risk free interest rate of 6.5%, volatility of 100%, expected lives of options of 5 years and no expected payments of dividends. The weighted-average grant-date fair value of options granted was $.22 per share.

              During the three months ended May 31, 2000, the Company received $446,407 (net of $82,453 of financing costs) from the issuance of 13,308,200 shares of common stock through private placements to various investors.

              The Company converted approximately $114,500 of notes and loans payable and related accrued interest into 5,555,849 shares of common stock.

              In connection with the issuance of $400,000 of debentures issued in May 2000, the Company issued warrants to purchase 4,000,000 shares of common stock at 110% of the market value on the closing date. Using an option pricing model, the warrants were valued at $280,000 using the following assumptions: no expected payment of dividends, expected lives of warrants of three years, a risk free rate of 6.5% and a volatility of 75%. The $280,000 was recorded as additional paid-in capital and a debt discount is being amortized to interest expense over the term of the related debentures.

                        COLLECTIBLE CONCEPTS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2000

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

              The dollar value of these activities included in the selling, general and administrative expenses for the three months ended May 31, 2000 was $ 382,300. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. For transactions recorded at the fair value of the Company's common stock issued, a 20% discount was applied due to certain trading restrictions placed on such shares which limited the transferability of such shares until after a twelve month holding period. The number of shares of common stock issued for services performed for the three months ended May 31, 2000 was 5,712,700.

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

         Licensees

              The Company has entered into various licensing agreements (the "agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters. The agreements expire at various dates through December 31, 2002 and generally require the Company pay a royalty of 10% of sales, with certain minimum royalty payments required. The total remaining minimum guaranteed royalty as of May 31, 2000 for all agreements is approximately $200,000 of which the Company has paid $55,000 in advances toward this minimum.

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

                        COLLECTIBLE CONCEPTS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2000


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

NOTE 10. ACQUISITIONS

              On June 5, 2000, the Company acquired 100% of the outstanding common shares of Music Art Corporation ("Music Art") for 1,000,000 shares of Company common stock. Music Art is primarily engaged in the business of creating, marketing and distributing limited edition lithographs derived from artwork used on music albums and other music collectibles. The acquisition will be accounted for as a purchase. The 1,000,000 shares of common stock issued to acquire Music Art was valued at $300,000, based on the Company's guarantee of the fair market price of the Company's common stock one year from the issuance date. The excess of acquisition cost over the fair value of net assets (liabilities), assumed to equal it's book value, was approximately $377,000 which will be amortized over seven years beginning in June 2000.

              On August 2, 2000, a wholly owned subsidiary of the Company, Team Sport Specialties Corporation, purchased the assets and liabilities of Rooter Rattle, L.P. in exchange for $965,000 of consideration, payable as $390,000 in cash, a $30,000 note payable and 3,633,333 shares of common stock issued at a value of $545,000. The 3,633,000 shares of common stock issued to acquire Rooter Rattle was valued at $545,000, based on the trading price of the Company's stock on the acquisition date which was $.15 per share. The acquisition will be accounted for as a purchase. The excess of acquisition cost over the fair value of net assets, assumed to equal it's book value, was approximately $790,000, which will be amortized over seven years beginning in August 2000. The Company also entered into an employment agreement with a former officer of Rooter Rattle, L.P. as part of this transaction.

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

                        COLLECTIBLE CONCEPTS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2000


NOTE 10. ACQUISITIONS (continued)

                                     Three Months Ended
                                        May 31, 2000
                                     ------------------
         Revenues                      $     226,727
                                       =============

         Net Loss                      $  (1,061,891)
                                       =============

         Basic and diluted net
           loss per share              $        (.01)
                                       =============

                                 MUSIC ART, LLC

                               THREE MONTHS ENDED
                                 MARCH 31, 2000

                                 MUSIC ART, LLC

                                  BALANCE SHEET

                                 MARCH 31, 2000





                                     ASSETS


CURRENT ASSETS
  Accounts receivable - trade and other, net                 $     210
  Inventories                                                   36,056
  Prepaid royalties                                             21,345
  Deposits                                                         300
                                                             ---------
          Total current assets                                  57,911
                                                             ---------
PROPERTY AND EQUIPMENT, net                                      1,507
                                                             ---------
                                                             $  59,418
                                                             =========



                       LIABILITIES AND MEMBER'S DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $ 114,514

NON-CURRENT LIABILITIES
  Loan payable - parent company                                253,000

COMMITMENTS

MEMBERS' DEFICIENCY                                           (308,096)
                                                             ---------
          Total liabilities and member's deficiency          $  59,418
                                                             =========









                       See Notes to Financial Statements.

                                 MUSIC ART, LLC

                STATEMENTS OF OPERATIONS AND MEMBER'S DEFICIENCY

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                  2000               1999
                                                  ----               ----

SALES                                           $23,051            $334,022

COST OF SALES                                     7,411             122,591
                                              ---------           ---------
GROSS PROFIT                                     15,640             211,431

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                       47,406             245,829
                                              ---------           ---------
NET LOSS                                        (31,766)            (34,398)

MEMBER'S DEFICIENCY, BEGINNING                 (276,330)            (86,127)
                                              ---------           ---------
MEMBER DEFICIENCY, ENDING                     $(308,096)          $(120,525)
                                              =========           =========










                       See Notes to Financial Statements.

                                 MUSIC ART, LLC

                            STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                  2000               1999
                                                  ----               ----

OPERATING ACTIVITIES

  Net loss                                      $(31,766)          $(34,398)
  Adjustments to reconcile net loss to
    net cash provided by (used in) activities:
       Depreciation                                  209                102
  Changes in operating assets and liabilities:
    (Increase) decrease in:
       Accounts receivable                         1,055            (13,107)
       Inventories                                     -             (4,624)
       Prepaid royalties                          16,373             79,292
    Increase in:
       Accounts payable and accrued expenses      13,270             16,576
                                               ---------           --------
         Net cash provided by (used in)
          operating activities                      (859)            43,841
                                               ---------           --------
FINANCING ACTIVITIES
  Net cash used in financing activities,
    repayments of loan payable                        -              (6,000)
                                               ---------           --------
INCREASE (DECREASE) IN CASH                         (859)            37,841
CASH, BEGINNING                                      859             10,512
                                               ---------           --------
CASH, ENDING                                   $       -           $ 48,353
                                               =========           ========











                       See Notes to Financial Statements.

                                 MUSIC ART, LLC

                          NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999



NOTE 1.           DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                         POLICIES

                  Description of Business

                         Music Art, LLC (the "Company"), a limited liability
                  company, is primarily engaged in the business of creating, marketing and distributing limited edition lithographs derived from artwork used on music albums and other music collectibles. The Company sells its products principally at concert venues and through mail order. The Company is a wholly-owned subsidiary of Music Expo, Inc. (Notes 2 and 5).

                  Basis of Presentation

                         The financial statements as of March 31, 2000 and for
                  the three months ended March 31, 2000 and 1999 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

                         The interim financial statements should be read in
                  conjunction with the financial statements for the fiscal year ended December 31, 1999 and the notes thereto.

                  Accounts Receivable

                         The Company's trade accounts are unsecured with an
                  allowance for bad debts provided for those amounts whose collectability is uncertain.

                  Inventories

                         Merchandise inventories are valued at lower of cost or
                  market on the first in, first out (FIFO) method.

                  Property and Equipment and Depreciation

                         Property and equipment consists principally of computer
                  equipment and is stated at cost. Upon sale or retirement, the cost of the asset and the related accumulated depreciation is removed from the accounts and the resultant gain or loss, if any, is included in income. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets, principally five years. Depreciation expense amounted to $209 in 2000 and $102 in 1999.

                  Revenue Recognition

                         Revenues from the sale of merchandise are recognized at
                  the time of delivery.

                                 MUSIC ART, LLC

                          NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999






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

                  Risks, Uncertainties and Management Estimates

                         The results of operations for the interim periods are
                  not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2000.

                         The preparation of financial statements in conformity
                  with generally accepted accounting principles requires management to make estimates and assumptions that may affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 2.           LOAN PAYABLE - PARENT COMPANY

                         From time to time, the Company borrows from its parent
                  company to fund operations and to pay license royalties. Amounts advanced have no formal repayment terms and are non-interest bearing. The amount outstanding at March 31, 2000 amounted to $253,000. Subsequent to March 31, 2000 and in connection with the liquidation of the Company (Note 5), such amounts owed by the Company to its parent were forgiven by its parent.


NOTE 3.           LEASE COMMITMENTS

                         The Company leases its administrative offices from an
                  officer of the Company, who is also the sole shareholder of the Company's parent company. The lease is on a month-to-month basis. The Company also leases warehouse storage facilities on a month-to-month basis.

                                 MUSIC ART, LLC

                          NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999




NOTE 4.           COMMITMENTS

                         On October 1, 1997, the Company entered into a license
                  agreement (the "agreement") with a music merchandising company to produce and sell a high-end line of tour poster art and album cover art of the Rolling Stones containing original or plate signatures on such products. The agreement requires a minimum guarantee of royalties of $361,000. The Company has a remaining payment of $75,000 due as of March 31, 2000, which is included in "accounts payable and accrued expenses" in the accompanying balance sheet. The agreement requires a royalty of 25% of art sales, as defined in the agreement. The agreement terminated on September 30, 1999 and allowed for an inventory liquidation period to March 31, 2000. As of March 31, 2000, the Licensor has the ability to terminate the agreement unilaterally and require the Company to return any unsold inventory to the licensor. The licensor has not indicated its intent to do so and the Company has continued to operate under the agreement by continuing to sell product and pay the required royalties due under the agreement.


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

                                 MUSIC ART, LLC

                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

                  Revenue Recognition

                         Revenues from the sale of merchandise are recognized at
                  the time of delivery. The Company records an allowance for estimated returns, as required.

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

Pro-Forma Financial Information

         The following unaudited pro- forma consolidated financial information presents the pro-forma consolidated balance sheet at May 31, 2000 giving effect to the acquisition by the Company of all of the material assets, subject to ordinary business liabilities, of Music Art as if it had been consummated on that date. Also presented are the pro-forma consolidated statements of operations for the five months ended May 31, 2000 and for the year ended February 29, 2000 giving effect to such assets, subject to such liabilities, of Music Art as if the acquisition had been consummated as of the beginning of the respective periods presented.

         The Company's fiscal year ends on February 29 and Music Art's fiscal year ends on December 31. The pro-forma consolidated balance sheet of May 31, 2000 combines the balance sheets of the Company and Music Art as of May 31, 2000. The pro-forma consolidated statement of operations for the three months ended May 31, 2000 combines results of the Company for that period with the statement of operations of Music Art for the five months ended May 31, 2000. The pro-forma consolidated statement of operations for the year ended February 29, 2000 combines the results of the Company for its year ended February 29, 2000 and the results of Music Art for its year ended December 31, 1999.

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

         The pro-forma data is provided for comparative purposes only. It does not purport to be indicative of the results that actually would have occurred if such acquisition had been consummated on the dates indicated or that may be obtained in the future. The unaudited pro-forma combined financial information should be read in conjunction with the notes thereto, the audited financial statements of Music Art for the year ended December 31, 1999, the unaudited interim financial statements of Music Art for the three months ended March 31, 2000 and the Company's May 31, 2000 and February 29, 2000 financial statements and related notes thereto.

         The following are filed here within:

         o  Unaudited Pro-Forma Consolidated Balance Sheet as of May 31, 2000

         o Unaudited Pro-Forma Consolidated Statement of Operations for the Three Months Ended May 31, 2000

         o Unaudited Pro-Forma Consolidated Statement of Operations for the Year Ended February 29, 2000

         o Notes to Unaudited Pro-Forma Consolidated Financial Information for the Three Months Ended May 31, 2000 and Year Ended February 29, 2000


                        Collectible Concepts Group, Inc.
       Notes to Unaudited Pro-Forma Consolidated Financial Information for
      the Three Months Ended May 31, 2000 and Year Ended February 29, 2000

         The unaudited pro-forma consolidated balance sheet is based on the individual balance sheets of the Company and Music Art, reflect the acquisition of all of the material assets, subject to ordinary business liabilities, of Music Art by the Company (which was completed on June 5, 2000) as if it had taken place as of May 31, 2000 after giving effect to pro-forma adjustments to reflect the following:

         The Company acquired 100% of the outstanding common shares of Music Art for 1,000,000 shares of Company common stock. Music Art is primarily engaged in the business of creating, marketing and distributing limited edition lithographs derived from artwork used on music albums and other music collectibles. The acquisition will be accounted for as a purchase. The excess of acquisition cost over the fair value of net assets, assumed to equal its book value, was $377,055, which will be amortized over seven years.

         The acquisition is reflected as a pro-forma adjustment to the consolidated balance sheets as of May 31, 2000 as an increase to goodwill for $377,055 and an increase to common stock and additional paid in capital for $1,045 and $304,579, respectively.

            The acquisition was accounted for as follows:
Purchase Price:
            1,000,000 shares of common stock at $.30 per share     $300,000
            Acquisition costs                                         5,625
                                                                   --------
            Total purchase price                                    305,625
Plus: net liabilities acquired                                       71,430
                                                                   --------
Goodwill                                                           $377,055
                                                                   ========

         The Company also recorded a pro-forma adjustment to eliminate a non-current liability of Music Art in the amount of $253,000 that was forgiven at the time of the acquisition.

            The Company recorded a pro-forma adjustment to the consolidated statement of operations to selling, general and administrative expenses for amortization of goodwill for the three months ended May 31, 2000 and for the year ended February 29, 2000 in the amounts of $13,466 and $53,865, respectively.

COLLECTIBLE CONCEPTS GROUP, INC.
PRO-FORMA CONSOLIDATING STATEMENT OF OPERATIONS

                                                                            Historical                         Pro-forma
                                                             -------------------------------------    ----------------------------
                                                              Collectible Concepts
                                                                   Group, Inc.         Music Art
                                                             Twelve Months Ended  Twelve Months Ended  Pro-forma
                                                                     2/29/00            12/31/99      Adjustments    Consolidated
                                                                 -------------       -------------    -------------  -------------
SALES                                                            $     296,261       $   697,919    $        --      $     994,180

COST OF SALES                                                          199,224           227,503             --            426,727
                                                                 -------------       -----------    -------------    -------------

              GROSS PROFIT                                              97,037           470,416             --            567,453

SELLING, GENERAL AND ADMINISTRATIVE                                  3,064,285           660,619           53,865        3,778,769
                                                                 -------------       -----------    -------------    -------------

LOSS FROM OPERATIONS                                                (2,967,248)         (190,203)         (53,865)      (3,211,316)

OTHER INCOME (EXPENSES)
              Total other income (expense), interest expense          (248,266)             --               --           (248,266)
                                                                 -------------       -----------    -------------    -------------

NET LOSS                                                         $  (3,215,514)      $  (190,203)   $     (53,865)   $  (3,459,582)
                                                                 =============       ===========    =============    =============

NET LOSS PER SHARE:
              BASIC AND DILUTED                                         ($0.03)                                             ($0.03)
                                                                 =============                                       =============


WEIGHTED AVERAGE SHARES USED IN NET
              LOSS PER SHARE CALCULATIONS:
              BASIC AND DILUTED                                    116,713,182                          1,000,000      117,713,182
                                                                 =============                      =============    =============

COLLECTIBLE CONCEPTS GROUP, INC.
PRO-FORMA CONSOLIDATING BALANCE SHEET

                                                                             Historical                        Pro-forma
                                                                  ------------------------------     ---------------------------
                                                                     Collectible
                                                                      Concepts
                                                                     Group, Inc.      Music Art       Pro-forma
                                                                       5/31/00         5/31/00       Adjustments    Consolidated
                                                                     -----------     -----------     -----------     -----------
                                    ASSETS

CURRENT ASSETS
              Cash and cash equivalents                              $   354,747     $       237     $      --       $   354,984
              Accounts receivable - trade, net                            16,082           3,436            --            19,518
              Inventories                                                393,424          36,056            --           429,480
              Prepaid royalties                                           40,766          10,095            --            50,861
              Prepaid expenses and other                                  48,967             300            --            49,267
                                                                     -----------     -----------     -----------     -----------

                   Total current assets                                  853,986          50,124            --           904,110
                                                                     -----------     -----------     -----------     -----------

PROPERTY AND EQUIPMENT, NET                                               64,965           1,368            --            66,333
                                                                     -----------     -----------     -----------     -----------

GOODWILL                                                                    --              --           377,055         377,055
                                                                     -----------     -----------     -----------     -----------

                   Total assets                                      $   918,951     $    51,492     $   377,055     $ 1,347,498
                                                                     ===========     ===========     ===========     ===========



                   LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
              Notes and loans payable, current portion               $   323,865     $      --       $      --       $   323,865
              Convertible debentures                                     192,991            --              --           192,991
              Accounts payable and accrued expenses                      422,091         122,923            --           545,014
              Accrued payroll                                            286,556            --              --           286,556
              Payroll taxes payable                                       76,767            --              --            76,767
              Accrued interest                                            83,329            --              --            83,329
              Accrued royalties                                            5,462            --              --             5,462
                                                                     -----------     -----------     -----------     -----------

                   Total current liabilities                           1,391,061         122,923            --         1,513,984
                                                                     -----------     -----------     -----------     -----------

NON-CURRENT LIABILITIES                                                   21,289         253,000        (253,000)         21,289
                                                                     -----------     -----------     -----------     -----------

SHAREHOLDERS' DEFICIENCY
              Capital stock                                              187,281            --             1,045         188,326
              Additional paid-in-capital                               8,610,393            --           304,579       8,914,972
              Accumulated deficit                                     (9,236,473)       (324,431)        324,431      (9,236,473)
              Deferred compensation/services                             (54,600)           --              --           (54,600)
                                                                     -----------     -----------     -----------     -----------

                   Total shareholders' deficiency                       (493,399)       (324,431)        630,055        (187,775)
                                                                     -----------     -----------     -----------     -----------

                   Total liabilities and shareholders' deficiency    $   918,951     $    51,492     $   377,055     $ 1,347,498
                                                                     ===========     ===========     ===========     ===========


COLLECTIBLE CONCEPTS GROUP, INC.
PRO-FORMA CONSOLIDATING STATEMENT OF OPERATIONS

                                                                          Historical                            Pro-forma
                                                             -------------------------------------  ------------------------------
                                                             Collectible Concepts
                                                                  Group, Inc.         Music Art
                                                              Three Months Ended  Five Months Ended   Pro-forma
                                                                    5/31/00            5/31/00       Adjustments      Consolidated
                                                             ------------------  -----------------  -------------    -------------
SALES                                                          $       9,630      $      35,393     $        --      $      45,023

COST OF SALES                                                          8,689             12,157              --             20,846
                                                               -------------      -------------     -------------    -------------

              GROSS PROFIT                                               941             23,236              --             24,177

SELLING, GENERAL AND ADMINISTRATIVE                                  877,433             83,738            13,466          974,637
                                                               -------------      -------------     -------------    -------------

LOSS FROM OPERATIONS                                                (876,492)           (60,502)          (13,466)        (950,460)

OTHER INCOME (EXPENSES)
              Total other income (expense), interest expense        (166,695)              --                --           (166,695)
                                                               -------------      -------------     -------------    -------------

NET LOSS                                                       $  (1,043,187)     $     (60,502)    $     (13,466)   $  (1,117,155)
                                                               =============      =============     =============    =============

NET LOSS PER SHARE:
              BASIC AND DILUTED                                       ($0.01)                                               ($0.01)
                                                               =============                                         =============


WEIGHTED AVERAGE SHARES USED IN NET
              LOSS PER SHARE CALCULATIONS:
              BASIC AND DILUTED                                  181,554,000                            1,000,000      182,554,000
                                                               =============                        =============    =============



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


Cost of sales for the quarter ended May 31, 2000 were comprised of costs associated with the sale of the products related to the Austin Powers and X-Men movies as well as sales from its sports memorabilia. Cost of sales in fiscal year ended February 29, 2000 were predominately the costs associated with the sale of the products related to the Austin Powers movies which include the cost of the product and related freight and handling charges. Costs also include the cost of the product and related freight and handling charges. These products are contract manufactured for the Company by both domestic and foreign companies to specifications developed by the Company and approved by the various licensors. Even though the Company does not feel this places it at risk for filling future orders on a timely basis, it has developed relationships with alternate suppliers for most of its products. Several of its manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs the Company would incur if the product was first shipped to its location. The Company also feels it is not at risk for any currency fluctuations in its dealing with its foreign manufacturers since all orders are based on U.S. dollars and the Company does not have any long term purchase commitments.

Selling, general and administrative expense consists of payroll and related fringes, royalties, commissions paid to manufacturers sales representatives, advertising, rent, depreciation and other related fixed overhead expenses. Also included in this category are the expenses related to the replication of movie props to ready them for mass production by the contract manufacturers, as well as the non-cash costs related to services satisfied by the issuance of Company stock. The services provided were in direct support of the operations of the Company on both an ongoing basis and in anticipation of the increased business expected from the sales of product related to the X-Men movie. The benefits to the Company from these stock transactions include reduced use of cash which allowed the Company to devote the maximum resources to expanding the business. For recording purposes, the Company valued these services at the fair market value of the services rendered or the fair market value of the stock at time of issuance, whichever is more readily determinable. The Company capitalizes the tooling costs of movie props. Only the tooling costs of a product to be made and sold have been capitalized and no other development costs are capitalized. The Company capitalized $13,000 in tooling costs in the fiscal quarter ended May 31, 2000. All other pre-production costs are expensed. Other pre-production costs include prototypes and samples of packaging, display and products. All expensed pre-production costs, and the amortization of capitalized tooling costs, are included within selling, general and administrative expenses. Costs of manufacturing products for sale are included within cost of sales.

In its continual search to even out the fluctuation in the Company's revenue cycle, the Company made two acquisitions subsequent to May 31, 2000. On June 5, 2000 the Company acquired Music Art Corporation, a company which has a license from the Rolling Stones to distribute lithographs of signed album covers. Music Art also has a license with Phil Ceccola, a photographer of many rock bands, to distribute signed photographs of Bruce Springsteen. The Company also plans to market Music Art products to retailers on it's recently launched website, www.collectmusicart.com.

The second of these acquisitions occurred on August 2, 2000, when the Company acquired Rooter Rattle, L.P. in consideration of $965,000, payable as $390,000 in cash, a $30,000 note payable and 3,633,333 shares of common stock issued at a value of $545,000. The acquisition was accounted for as a purchase. Rooter Rattle markets novelties bearing the logos of professional and amateur sports teams under license from the teams. The excess of acquisition cost over the fair value of net assets, assumed to equal it's book value, was approximately $790,000, which will be amortized over seven years beginning August 2000. The Company also entered into an employment agreement with a former officer of Rooter Rattle, L.P. as part of this transaction.

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

At March 31, 1998, the beginning of the period for which financial statements are provided in this registration statement, the Company had an accumulated deficit of $4,650,567. This deficit arose from operating losses and not from any particular transaction or transactions. The Company has not generated sufficient revenues to meet its operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The added revenue generated by the acquisitions of Music Art and Rooter Rattle, along with the release of the X-Men movie on video tape in November and the revenue generated from its new licenses, all are expected to improve this situation. At the current expenditure rate, and based on the Company's current assumptions regarding revenue, the Company anticipates reaching breakeven in the quarter ending May 31, 2001.

The Company had shipped X-Men products with a sales price in excess of $300,000 as of August 31, 2000. As of that date, the Company had additional orders for X-Men products, which, when delivered, would result in aggregate sales requiring royalty payments in excess of the minimum required royalty for X-Men products. The Company has not yet had any sales of Terminator products, and does not anticipate to begin selling Terminator products until March of 2001. The Company anticipates that another Terminator movie may be released in 2001. If a new movie is released, the Company will be prepared with product and believes it will be able to sell enough product to justify its minimum royalty. The Company has also not had sales of Austin Powers products sufficient to pay the minimum royalty at the contractual royalty rates. Again, the Company believes that there will be another Austin Power movie released in 2001, and that the Company will be prepared with product upon that release and will generate significant sales of Austin Power products. However, if the movies are not released, or if the Company does not realize significant sales if new movies are released, the Company may be required to use other sources of revenue to pay the remaining $15,000 in royalties on Terminator products and the remaining $70,000 in minimum royalties on the Austin Powers products.


Results of Operations

Three Months Ended May 31, 2000 compared to Three Months Ended May 31, 1999.


Net revenues for the quarter ended May 31, 2000 were $9,630 , compared to revenues of $7,226 for the quarter ended May 31,1999. Austin Powers products accounted for approximately $2,500 in sales during the quarter ended May 31, 2000. The remaining revenues for that period were predominantly from the sale of baseball memorabilia. Sales of X-Men products were minimal.


Cost of sales for the quarter ended May 31, 2000 increased by $5,907 from the quarter ended May 31,1999. This increase was mainly attributable to the increased volume of sales, primarily products related to the Austin Power and X-Men movies and collectbaseball website. The decline in gross margin during this period was the result of a write down of old and obsolete inventory, in the amount of $5,000, and not indicative of a general decline in margins on sales.

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

Selling, general and administrative expenses included the dollar value of stock issued for services in the amounts of approximately $382,300 in the quarter ended May 31, 2000 and $52,000 in the quarter ended May 31, 1999.

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

During the quarter ending May 31, 2000 the Company starting making payments on approximately $54,000 of demand notes which at that time were expected to be paid off by December 31, 2000, but ultimately were not paid at that date.

As of May 31, 2000 the Company had $345,154 in outstanding notes and loans payable and $192,991 in outstanding convertible debentures net of contra discount of approximately $256,000 related to the 4,000,000 warrants issued with the convertible debenture of $400,000 as mentioned in the preceding paragraph. It also made approximately $7,500 of scheduled payments against the remaining debt that matures at varying dates through February 2001. In addition, the Company has been successful at renegotiating the repayment terms on its debt in the past and feels that it would be able to do so in the future if needed. The Company may be required to continue renegotiating its outstanding debt, however, as most of its outstanding debt is convertible, the Company believes that if its financial performance improves, many of the debtholders may desire to convert their debt into stock.

To acquire Music Art in June, 2000, the Company issued 1,000,000 shares of common stock, with no cash being paid, nor any debt incurred. To acquire Rooter Rattle in July, 2000, the Company paid $390,000 in cash, issued a $30,000 note payable over 12 months, and 3,633,333 shares of common stock.

The cash generated from sales of the X-Men related products and products offered on the collectbaseball.com website are not sufficient to satisfy the Company's ongoing expenditures. The acquisitions of Music Art and Rooter Rattle are expected to improve the situation and the Company anticipates breakeven in the quarter ending May 31, 2001, based on current expenditures and anticipated revenues.

An event of default has occurred under the $400,000 in convertible debentures in that the Company did not have an effective registration statement within 150 days of the debenture sale. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. The Company's financial advisor has informed the Company that the debentureholders do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debentureholders.

In the opinion of management, the Company believes that it will be able to obtain new licenses and thereby increase revenues, and will pursue an aggressive acquisition strategy to acquire profitable companies. However, the Company will require additional capital infusions during fiscal year ending February 28, 2001 in order to continue to operate until such time as revenues are sufficient to finance operations. The Company will also continue to pay for services with equity, where appropriate, until it has achieved positive cash flow. However there can be no assurance that the Company will be able to obtain sufficient equity or debt capital to meet its operating needs. In early May 2000, the Company granted a security interest in substantially all of its assets to a private investor group, which purchased $400,000 in convertible debentures. The material terms of these debentures are described in Part II, Item 2 of this Report. Until the obligations related to these debentures are satisfied, the Company will not be able to use its assets as security for other financings.

As of February 29, 2000, the Company had $367,587 in outstanding notes and loans payable and $70,000 in outstanding convertible debentures. As of May 1, 2000, the Company received notice from holders of $20,000 of the convertible debentures requesting conversion into shares of Company common stock. It also made approximately $12,000 of scheduled payments against the remaining debt that matures at varying dates through February 2001. The Company feels its cash flow will be sufficient to satisfy these debts given the expected success of the X-Men movie and its baseball.com website that has already generated positive results. In addition, the Company has been successful at renegotiating the repayment terms on its debt in the past and feels that it would be able to do so in the future if needed.

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

Item 2.           Changes in Securities and Use of Proceeds




     Since February 29, 2000, the Company has issued the following shares of common stock:

Rule 504 Offering of Common Stock

     The Company conducted an offering under Securities Act Rule 504 in February 2000 and March 2000. In February 2000, three entities purchased a total of 15,000,000 shares for a total price of $600,000. In March 2000, the same three entities purchased an additional 10,000,000 shares for $400,000. The Company paid consulting fees of an aggregate of $130,000 upon the receipt of the proceeds of this offering. In addition, the Company paid an attorney fees of $20,000 in cash and 60,000 shares of common stock in connection with making certain introductions. The attorney was retained for the specific purpose of providing said introductions. The terms of this engagement were presented to the Company by the attorney. The Company has not utilized this attorney since this transaction, and does not expect to utilize the services of this attorney in the future.

       55,000 shares of common stock were issued as hiring incentives to two employees of the Company on April 10, 2000. The Company received no consideration other than the employment of these two individuals for the shares that were issued.


       On April 19, 2000, Snapcom received 600,000 shares as consideration for extension of the maturity date of certain existing indebtedness. Under the term s of this facility, which originated in November 1999, the Snapcom had the option of extending the maturity date of the obligation in consideration of 600,000 Shares of the Company's common stock. Snapcom also was issued 1,500,000 shares upon termination of this facility.

       An additional 2,389,000 shares were issued to 15 individuals for an aggregate cash purchase price of $86,200 through April 24, 2000. The proceeds of these sales were utilized by the Company as working capital. The securities referenced in this paragraph were issued by the Company to persons at various times throughout the fiscal year. In each instance, the purchaser was known to an officer or director of the Company prior to purchase. In every instance, the individual who purchased the securities of the Company was afforded the opportunity to ask questions of and receive answers from officers of the Company. In each instance, the purchaser was believed, on the basis of reasonable inquiry, to understand the risks and merits of the investment. James Mustoe purchased 424,000 shares in two transactions during this period.

Rule 506 Offering of Convertible Debentures and Warrants


     On May 2, 2000, the Company issued an aggregate of $400,000 principal amount of Convertible Debentures to three accredited investors. The debentures are secured by substantially all of the Company's assets. The Debentures are convertible to common stock at the lower of $.04 per share or 50% of the market value per share at the time of conversion. The investors also received warrants exercisable for 4,000,000 shares of common stock at $.17 per share. The warrants are immediately exercisable and expire in April 2005. This transaction was conducted pursuant to Securities Act Rule 506. The Company paid certain consulting fees in an aggregate of $52,000 upon the receipt of the proceeds of this offering. The consulting fees were paid by the Company to the NIR Group pursuant to a consulting agreement between the Company and NIR. The proceeds of the offering were utilized by the Company principally for X-Men inventory purchases, and thereafter for general working capital. The Debentures are immediately convertible into shares of common stock of the Company.

     On June 5, 2000, the Company issued 1,000,000 shares to Music Expo, Inc. of common stock in connection with the Company's acquisition of Music Art. Also as part of this transaction, the Company issued 20,000 shares to the attorney for Music Art in satisfaction of a portion of his legal fees associated with the transaction. At or about the same time, the Company issued 250,000 shares to Denny Somac, in consideration of his employment as President of Music Art, a wholly owned subsidiary of the Company. The Company also issued a total of 25,000 shares of common stock to three employees of Music Art in consideration of their continued employment with the Company.


Securities Act Exemptions Relied Upon

     Except as otherwise noted above and in connection with the offerings under Rule 504 and Rule 506, the Company relied upon the exemption provided in Section 4(2) of the Securities Act of 1933 in connection with the above referenced transactions. The Company relied on Section 4(2) as no public solicitation was employed, all of the shares were issued with restrictive legends and the acquirers of the shares had access to the type of information which would be contained in a registration statement and had sufficient sophistication so as to not require the protection afforded by registration under the Securities Act.


     Each of the purchasers of the Company's securities was given the opportunity to ask questions of and receive answers from Company management. Except as otherwise noted in this section, no commissions or other remuneration was paid or given in connection with the offer and sale of the Company's securities. Unless otherwise expressly noted, the proceeds of each sale of the Company's securities was utilized by the Company as working capital

Item 3.           Defaults on Senior Securities

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this Amendment to report on Form 10-Q to be signed on our behalf by the undersigned.


DATE:  February 21, 2001



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