Form 10QSB
period 2000-08-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2001-03-07
CIK 1106946

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended August 31, 2000

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                      to                      .
                               --------------------    ---------------------


                         COMMISSION FILE NUMBER: 0-30703


                        COLLECTIBLE CONCEPTS GROUP, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      95-4026880
-------------------------------              --------------------------------
(State of other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                              1600 Lower State Road
                              Doylestown, PA 18901
                    (Address of principal executive offices)

                                  215/491-1075
              (Registrant's telephone number, including area code)

                                 Not applicable
               --------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

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

The number of outstanding shares of the registrant's Common Stock, par value $.001, was 258,123,294 as of March 1, 2001

                        COLLECTIBLE CONCEPTS GROUP, INC.
                                      INDEX


PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements
(a)     Financial Statements of Collectible Concepts Group, Inc. and Subsidiaries..............   5

        Consolidated Balance Sheets -
        August 31, 2000 (Unaudited) and February 28, 2000  ....................................   6

        Consolidated Statements of Operations --
        for the six month periods ended August 31, 2000 and 1999...............................   8

        Consolidated Statements of Operations --
        for the three month periods ended August 31, 2000 and 1999 ............................   9

        Consolidated Statement of Shareholders' Equity.........................................  10

        Consolidated Statements of Cash Flows --
        For the six-month periods ended August 31, 2000 and 1999 ..............................  11

        Notes to Financial Statements..........................................................  12

(b) Financial Statements of Rooter Rattle, L.P. (incorporated by reference to Item 7 of Amendment No. 1 to the Company's Current Report on Form
        8-K, dated August 2, 2000, Amendment No. 1 filed on February 20, 2001.)

(c)     Collectible Concepts Group, Inc. Pro Forma Financial Information

        Incorporated by reference to Item 7 of Amendment No. 1 to the Company's
        Current Report on Form 8-K, dated August 2, 2000, Amendment No. 1 filed on February 20, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................................  22


PART II: OTHER INFORMATION

Item 1. Legal Proceedings......................................................................  30

Item 2. Changes in Securities and Use of Proceeds..............................................  30

Item 3. Defaults on Senior Securities..........................................................  31

Item 4. Submission of Matters to vote of Securityholders.......................................  31

Item 5. Other Information......................................................................  31

Signatures.....................................................................................  32

Item 1. Financial Information

                        COLLECTIBLE CONCEPTS GROUP, INC.
                                AND SUBSIDIARIES

                            FOR THE SIX MONTHS ENDED
                              ENDED AUGUST 31, 2000

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AUGUST 31, 2000 AND FEBRUARY 29, 2000

                                                                     AUGUST 31,            FEBRUARY 29,
                                                                       2000                   2000
                                                                       ----                   ----
                                                                    (unaudited)
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                         $ 3,914              $ 247,491
      Accounts receivable - trade
          (net of allowance for doubtful accounts of $42,342)
             at August 31, 2000 and $1,500 at February 29, 2000         449,588                 12,386
      Inventories                                                       631,284                149,408
      Prepaid royalties                                                  65,382                 28,821
      Prepaid expenses and other                                         48,926                      -
                                                                     -----------             ----------

              Total current assets                                    1,199,094                438,106
                                                                     -----------             ----------

PROPERTY AND EQUIPMENT                                                  116,089                 34,558

Less - accumulated depreciation                                          28,919                 16,772
                                                                     -----------              ---------

              Net property and equipment                                 87,170                 17,786
                                                                     -----------              ---------

OTHER ASSETS

Goodwill, net of accumulated amortization of
      $25,968 at August 31, 2000                                      1,401,291                      -
                                                                     -----------              ---------


                   Total assets                                     $ 2,687,555              $ 455,892
                                                                    ============             ==========


                 See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      AUGUST 31, 2000 AND FEBRUARY 29, 2000

                                                                                   AUGUST 31,              FEBRUARY 29,
                                                                                      2000                     2000
                                                                                      ----                     ----
                                                                                   (unaudited)

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
      Notes and loans payable, current portion                                       $ 366,490                $ 367,587
      Convertible debentures                                                           336,393                   70,000
      Accounts payable and accrued expenses                                          1,250,680                  369,537
      Accrued payroll                                                                  283,231                  405,708
      Payroll taxes payable                                                             57,867                   11,015
      Accrued interest                                                                 100,564                   78,469
      Accrued royalties                                                                167,134                    5,462
                                                                                    -----------               ----------

          Total current liabilities                                                  2,562,359                1,307,778
                                                                                    -----------               ----------

NOTES PAYABLE, NET OF CURRENT PORTION                                                   19,950                        -
                                                                                    -----------               ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY)
      Capital stock, $.001 par value,
          350,000,000 shares authorized;
          208,651,751 and 162,703,418 issued
            and outstanding at August 31, 2000 and February 29,
             2000, respectively                                                        208,652                  162,704
      Additional paid-in-capital                                                    10,121,571                7,247,996
      Accumulated deficit                                                          (10,185,077)              (8,193,286)
      Deferred compensation/services                                                   (39,900)                 (69,300)
                                                                                   ------------              -----------

          Total shareholders' equity (deficiency)                                      105,246                 (851,886)
                                                                                   ------------               ----------

                   Total liabilities and shareholders' equity (deficiency)         $ 2,687,555                $ 455,892
                                                                                   ============               ==========



                 See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    SIX MONTHS ENDED AUGUST 31, 2000 AND 1999

                                                                               2000                   1999
                                                                               ----                   ----
                                                                           (unaudited)             (unaudited)
SALES                                                                         $ 468,458             $ 163,550

COST OF SALES                                                                   332,004                89,055
                                                                              ----------           -----------

      GROSS PROFIT                                                              136,454                74,495

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                  1,811,377             1,528,629
                                                                              ----------           -----------

LOSS FROM OPERATIONS                                                         (1,674,923)           (1,454,134)

OTHER INCOME (EXPENSES)
      Total other income (expense), principally interest expense               (316,868)              (21,193)
                                                                             -----------          ------------

NET LOSS                                                                   $ (1,991,791)          $(1,475,327)
                                                                           =============          ============


NET LOSS PER SHARE:
      BASIC AND DILUTED                                                          ($0.01)               ($0.01)
                                                                            ============          ============


WEIGHTED AVERAGE SHARES USED IN NET
      LOSS PER SHARE CALCULATIONS:
      BASIC AND DILUTED                                                     188,803,000           100,311,000
                                                                            ============          ============



                 See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED AUGUST 31, 2000 AND 1999

                                                                                    2000              1999
                                                                                    ----              ----
                                                                                 (unaudited)       (unaudited)

SALES                                                                             $ 458,827          $ 156,324

COST OF SALES                                                                       323,314             86,273
                                                                                ------------      -------------

      GROSS PROFIT                                                                  135,513             70,051

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                        933,944          1,450,335
                                                                                ------------      -------------

LOSS FROM OPERATIONS                                                               (798,431)        (1,380,284)

OTHER INCOME (EXPENSES)
      Total other income (expense), principally interest expense                   (150,173)           (17,927)
                                                                                ------------      -------------

NET LOSS                                                                         $ (948,604)      $ (1,398,211)
                                                                                ============      =============


NET LOSS PER SHARE:
      BASIC AND DILUTED                                                              ($0.00)            ($0.01)
                                                                                ============       ============


WEIGHTED AVERAGE SHARES USED IN NET
      LOSS PER SHARE CALCULATIONS:
      BASIC AND DILUTED                                                         197,732,000        106,429,000
                                                                                ============       ============



                 See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        SIX MONTHS ENDED AUGUST 31, 2000
                                   (unaudited)

                                                         Common Stock         Additional                    Deferred
                                                  -------------------------    Paid-in      Accumulated    Compensation/
                                                      Shares       Amount      Capital       Deficit       Services        Total
                                                  -------------------------  -------------  -----------    -------------  ---------


Balance, March 1, 2000                            162,703,418    $162,704   $ 7,247,996    $ (8,193,286)   $ (69,300)    $ (851,886)

Common stock issued for
   cash and services rendered                      35,420,900      35,421     1,384,831               -            -      1,420,252

Common stock issued for
   acquisition of businesses                        4,678,334       4,678       845,947               -            -        850,625

Conversion of convertible debentures, notes
   and loans payable to common stock                5,849,099       5,849       123,264               -            -        129,113

Issuance of stock options for services                      -           -        50,500               -            -         50,500

Additional paid-in capital related to convertible
   loans, notes and subordinated debentures                 -           -       469,033               -            -        469,033

Amortization of unearned compensation                       -           -             -               -       29,400         29,400

Net loss for the six months ended
   August 31, 2000                                          -           -             -      (1,991,791)           -     (1,991,791)
                                                  ------------   ---------  ------------   -------------   ----------    -----------

Balance, August 31, 2000                          208,651,751    $208,652   $10,121,571    $(10,185,077)   $ (39,900)     $ 105,246
                                                  ============   =========  ============   =============   ==========    ===========

                 See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              SIX MONTHS ENDED AUGUST 31, 2000 AND AUGUST 31, 1999

                                                                                   AUGUST 31,            AUGUST 31,
                                                                                     2000                   1999
                                                                                     ----                   ----
                                                                                  (unaudited)           (unaudited)
OPERATING ACTIVITIES
      Net loss                                                                    $ (1,991,791)          $ (1,475,327)
      Adjustments to reconcile net loss to
          net cash used in operating activities:
              Depreciation and amortization                                             52,581                    270
              Common stock issued for services rendered                                468,250              1,179,462
              Interest expense related to beneficial conversion of debt                189,033                      -
              Expense related to issuance of options and warrants                      143,833                      -
      Changes in operating assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                                     (332,445)              (134,909)
              Inventories                                                             (398,970)              (185,199)
              Prepaid royalties                                                         26,466                (22,936)
              Prepaid expenses and other                                                15,643                 (3,144)
          Increase (decrease) in:
              Accounts payable and accrued expenses                                    688,556                236,520
              Accrued interest                                                          22,095                  7,637
              Accrued royalties                                                         25,847                      -
              Accrued payroll                                                         (122,477)                89,376
              Payroll taxes payable                                                     20,666                  8,345
                                                                                  -------------         --------------

                   Net cash used in operating activities                            (1,192,713)              (299,905)
                                                                                  -------------         --------------

INVESTING ACTIVITIES
      Purchase of property and equipment                                               (76,422)               (18,793)
      Purchases of businesses, net of cash acquired                                   (388,574)                     -
                                                                                   ------------         --------------

                   Net cash used in investing activities                              (464,996)               (18,793)
                                                                                   ------------         --------------

FINANCING ACTIVITIES
      Borrowings, net of financing fees                                                506,405                138,166
      Proceeds from issuance of capital stock, net                                     952,000                208,514
      Repayment of notes and loans                                                     (44,273)               (32,045)
                                                                                   ------------         --------------

                   Net cash provided by financing activities                         1,414,132                314,635
                                                                                   ------------         --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                 (243,577)                (4,063)

CASH AND CASH EQUIVALENTS, BEGINNING                                                   247,491                  4,182
                                                                                   ------------         --------------

CASH AND CASH EQUIVALENTS, ENDING                                                      $ 3,914                  $ 118
                                                                                   ============         ==============


                 See notes to consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED AUGUST 31, 2000 AND 1999



NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business

                  Collectible Concepts Group, Inc. (the "Company") distributes high-end and novelty products related to both the entertainment and sports industries. The Company sells its products through retailers, distributors, department stores, the Internet and catalogers.


         Basis of Presentation and Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                  The financial statements as of August 31, 2000 and for the six months ended August 31, 2000 and 1999 are not audited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

                  The interim financial statements should be read in conjunction with the financial statements for the fiscal year ended February 29, 2000 and the notes thereto, included in the Company's report on Form 10-SB for the year ended February 29, 2000.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED AUGUST 31, 2000 AND 1999

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         Intangible Assets - Goodwill

                  Goodwill represents the excess of the cost of businesses acquired by the Company over the fair value of their net assets (liabilities) at the date of acquisition and is being amortized on the straight-line method over a seven year term. Amortization of goodwill is based upon management's estimates, and it is reasonably possible that such estimates may change in the near term. Amortization of goodwill for the three months and six months ended August 31, 2000 was approximately $26,000, and is included in selling, general and administrative expense in the consolidated statements of operations. On an ongoing basis, the Company evaluates the value assigned to goodwill to determine if it has been permanently impaired by adverse conditions which might affect the businesses acquired.


         Earnings (Loss) Per Share

                  The Company follows Statement of Financial Accounting Standards No. 128 ("FAS No. 128") "Earnings Per Share". Basic and fully diluted earnings (loss) per share amounts are computed based on net income (loss) and divided by the weighted average number of shares actually outstanding. The number of shares used in the computation for the six month period was 188,803,000 in 2000 and 100,311,000 in 1999.

                  The assumed conversion of convertible debt into 13,900,000 common shares in 2000 and 3,000,000 common shares in 1999 and the exercise of outstanding options and warrants to purchase 28,937,000 common shares in 2000 and 14,785,000 common shares in 1999 were not included in the computation of diluted earnings (loss) per share in both 2000 and 1999 because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in all periods.


NOTE 2.  GOING CONCERN

                  The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. At August 31, 2000, the Company has shareholders' equity of $ 105,246 and a working capital deficiency of $ 1,363,265. In addition, the Company has minimal cash available for operations and is in default of certain subordinated debentures (Note 5). There is no assurance that the Company will be able to obtain the necessary financing to finance future operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED AUGUST 31, 2000 AND 1999

NOTE 2.  GOING CONCERN (CONTINUED)

                  To generate additional revenues and the working capital needed to continue and expand operations, the Company has accomplished the following.

                  During the six months ended August 31, 2000, the Company signed several licensing agreements. The Company signed an agreement with IMS Properties and Titan Motorcycle Company of America for the manufacture, sale and distribution of a limited edition replica of the Indy 500 Titan Motorcycle. The Company signed a licensing agreement with Chicken Soup for the Soul Enterprises, Inc. for the manufacture, sale and distribution of more than two-dozen collectibles to be sold in bookstores and other retail chains. The collectibles will include penholders, nightlights and sports-related items such as tennis rackets covers, all carrying an inspirational phrase from a Chicken Soup book. The Company signed a licensing agreement with Stan Lee Media, Inc. to develop collectibles based on Stan Lee's signature style and global lifestyle brand, as well as his latest project, the 7th Portal- a team of 21st Century Super Heroes and Super Villains. The collectibles will include sculptures, lithographs, pins, bookends, desk sets and fountain pens based on the image of Stan Lee, the image of "Evil Stan" - the alter ego of Stan Lee and the 7th Portal. The license agreement also includes rights to develop merchandise in connection with a theatrical release of a "7th Portal" feature film during the term of the agreement. Subsequent to August 31, 2000, the Company signed several additional licenses in a continued effort to broaden its product line. The Company signed a partnership agreement with world-renowned master artists Boris Vallejo and Julie Bell to extend their fine art mastery into the Company's product line. These artists are considered "old masters" by critics and fans. Their work has graced movie posters, novel covers and calendars. The first products of the series will be collectible wall scrolls featuring digital mastered images derived from hand painted fantasy art from the "Master Touch" collection of Boris and Julie. These wall scrolls will be available for distribution in early January 2001. The company also signed a licensing agreement with Marvel Enterprises, Inc. to create a variety of merchandise based on world renowned characters within the Marvel Universe, including Spider-Man, Captain America, Wolverine, Dr. Doom, Daredevil and Magneto. The licensed articles will initially include replicas and wall scrolls. The Company also plans to release a line of desktop sculptures such as Helmets, Masks and Weapon Replicas featuring the ever-popular Marvel super heroes and villains. The Company also signed a licensing agreement to distribute within the Company's Team Sport Division product line the "Tattle Tail". The initial target markets for Tattle TailsTM will be licensed team logos including Major and Minor League Baseball, the American and East Coast Hockey Leagues, Arena Football, Select Universities and the National Professional Soccer League. A full-page advertisement will appear in the 2001 edition of Media File and Media File on-line, the advertising specialty industry bible, published by the Advertising Specialty Institute ("ASI"). Many "top-producers" in the sales information through ASI business have agreed to distribute our Tattle TailTM sales information through their extensive national network of sales representatives. The signing of these agreements was part of the Company's ongoing plan to become a broad based sports and entertainment product company.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED AUGUST 31, 2000 AND 1999


NOTE 2.  GOING CONCERN (CONTINUED)

                  In the six months ended August 31, 2000, the Company began to ship to its retail customers, products related to the X-Men movie that was released throughout the United States on July 14, 2000, with worldwide distribution of the movie expected to continue through November 2000. During the six months ended August 31, 2000, the Company also started the official X-Men Club website (www.X-MenClub.com) which has attracted approximately 1,000 paid members and approximately 7,200 who have signed up for the free club newsletter.

                  Also completed during the six months ended August 31, 2000 was a website devoted to the "Golden Age of Baseball"
         (www.collectbaseball.com). This website has started to produce revenues.

                  In the Company's continual search to even out the fluctuation in its revenue cycle, the Company made two acquisitions during the six months ended August 31, 2000. On June 5, 2000, the Company acquired Music Art, which has a license from the Rolling Stones to distribute lithographs of signed album covers. They also have a license with Phil Ceccola, a published photographer of many rock bands, to distribute signed photographs of Bruce Springsteen. The Company plans to market Music Art products to retailers on it's recently launched website, www.collectmusicart.com.

                  On August 2, 2000, the Company announced the acquisition of Rooter Rattle Sports Specialty Company. Rooter Rattle produces licensed sports novelties with the league and team logos of Major League Baseball, Minor League Baseball, National Professional Soccer League, American Hockey League, East Coast Hockey League, Class of 2000 and Arena Indoor Football. To more accurately reflect the diverse nature of their product line, Rooter Rattle's name was subsequently changed to Team Sports Concepts.

                  The Company has signed an agreement with an experienced management/consulting firm for the purpose of raising $5,000,000 of additional capital to fund future operations, including acquisitions. During the six months ended August 31, 2000, the Company has received $1,540,000.

                  Subsequent to August 31, 2000, the Company received $110,700 from the issuance of stock and debt and the exercise of stock options (Note 10).

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED AUGUST 31, 2000 AND 1999

NOTE 2.  GOING CONCERN (CONTINUED)

                  The Company has developed and currently operates the following websites in addition to the CollectibleConcepts.com website:

                             collectbaseball.com

                             collectmusicart.com

                             powersclub.com

                             mini-v.com

                             x-menclub.com

                  The Company has reserved several additional website names for future use, including "collectyankees.com" and "terminatorclub.com".


NOTE 3.  ACQUISITIONS

                  On June 5, 2000, the Company acquired 100% of the outstanding common shares of Music Art Corporation ("Music Art") for 1,045,000 shares of Company common stock. Music Art is primarily engaged in the business of creating, marketing and distributing limited edition lithographs derived from artwork used on music albums and other music collectibles. The acquisition was accounted for as a purchase. The shares of common stock issued to acquire Music Art were valued at $305,000, based upon the Company's guarantee of the fair market price of the Company's common stock one year from the issuance date. The assets acquired consisted primarily of current assets, minimal fixed assets and no other identifiable intangible assets other than goodwill. The excess of acquisition cost over the fair value of net assets was approximately $377,000, which is being amortized over seven years beginning in June 2000.

                  On August 2, 2000, a wholly owned subsidiary of the Company, Team Sport Specialties Corporation, purchased certain assets and liabilities of Rooter Rattle, L.P. in exchange for $965,000 of consideration, payable as $390,000 in cash, a $30,000 note payable and 3,633,334 shares of common stock issued at a value of $545,000. The acquisition was accounted for as a purchase. The assets acquired consisted primarily of current assets, minimal fixed assets and no other identifiable intangible assets other than goodwill. The excess of acquisition cost over the fair value of net assets was approximately $1,050,000, which is being amortized over seven years beginning in August 2000. The Company also entered into an employment agreement with a former officer of Rooter Rattle, L.P. as part of this transaction. The 3,633,000 shares of common stock issued to acquire Rooter Rattle was valued at $545,000, based upon the trading price of the Company's common stock on the acquisition date, which was $.15 per share.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED AUGUST 31, 2000 AND 1999

NOTE 3.  ACQUISITIONS (CONTINUED)

                  The results of operations for both purchases are included from the date of their acquisitions. The following unaudited pro forma summary combines the results of operations of the Company, Music Art Corporation and Rooter Rattle, L.P. as if the acquisition had occurred on March 1, 2000 and 1999 after giving effect to certain adjustments, including amortization of intangible assets and increased interest expense. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, the pro forma information is not intended to be a projection of future results.

                                                               Six Months Ended August 31,
                                                                 2000               1999
                                                                 ----               ----
                    Revenues                                  $ 864,519           $ 969,703
                                                              =========           =========

                    Net Loss                                 $(2,146,246)       $(1,399,362)
                                                             ============       ============

                    Basic and diluted net loss per share        $(.01)             $(.01)
                                                                ======             ======

NOTE 4.  NOTES AND LOANS PAYABLE

                  At August 31, 2000, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and have various maturities through February 28, 2006. During the six months ended August 31, 2000, the Company converted notes and loans payable in the amount of $76,000 into 3,889,000 common shares based upon stated conversion prices or negotiated conversion prices with the debtor. In connection with the issuance of certain notes payable during the year ended February 29, 2000, the Company recorded additional interest expense of $46,766 for the six months ended August 31, 2000 relating to beneficial conversion features.

                  Included in notes and loans payable is $50,000 due to the Company's President. During the six months ended August 31, 2000, the Company accrued interest of approximately $3,810 relating to these loans to its President and at August 31, 2000 approximately $68,300 in accrued interest was payable relating to these loans, which is recorded in "accrued interest" in the accompanying consolidated balance sheet.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED AUGUST 31, 2000 AND 1999


NOTE 5.  CONVERTIBLE SUBORDINATED DEBENTURES

                  At August 31, 2000, the Company has outstanding $526,800 of convertible debentures, which mature at various times through August 2001 and bear interest at 12% per annum. At August 31, 2000, the debentures are offset by a net unamortized contra discount of approximately $186,667 related to warrants issued in connection with the debentures issued to a group of investors in the amount of $400,000 (see following paragraph). Each $1,000 unit is convertible at any time at the holder's option, into between 10,000 and 75,000 shares of Company common stock for cumulative 13,900,000 common shares. In connection with the issuance of the convertible debentures, the Company recorded additional interest expense of $142,267 for the six months ended August 31, 2000 relating to beneficial conversion features. The Company was not able to complete an effective registration statement within 150 days of the debenture sale. As a result, the Company is in default of the debenture agreement.

                  Included in convertible subordinated debentures are $400,000 of convertible debentures issued by the Company in May 2000; these debentures mature April 2001, are secured by substantially all of the Company's assets and bear interest at 10% per annum, payable quarterly; the debentures are convertible into common stock at any time at the holder's option at the lesser of $.04 per share or 50% of market value (the debt discount of $65,000 assigned to this beneficial conversion feature was recorded as additional paid-in capital and debt discount was amortized as interest expense in the quarter ended May 31, 2000 because debentures are convertible at any time at holder's option); the debentures also have warrants to purchase 4,000,000 shares of common stock at 110% of the market value on the closing date - the warrants have a five-year life and are exercisable immediately (using an option pricing model, the warrants were valued at $280,000 using the following assumptions: no expected payment of dividends, expected lives of warrants of three years, a risk free rate of 6.5% and a volatility of 75%.) (the $280,000 was recorded as additional paid-in capital and a debt discount and is being amortized to interest expense over the term of the related debentures); the debenture holders also have certain rights in the event the Company files a registration statement.


NOTE 6.  COMMON STOCK

                  In January 2000, the Company entered into an agreement to issue 50,000 stock options per month for twelve months to a non-employee for consulting services to be rendered during calendar year 2000. The options are exercisable at $.01 per share and have no expiration date. In accordance with SFAS No. 123, "Accounting For Stock-Based Compensation", the Company recorded an expense of $50,500 and an increase to additional paid in capital for such options issued during the months of March through August 2000. The method of determining the expense was based on using an option pricing model with certain assumptions, including a risk free interest rate of 6.5%, volatility of 75%, expected lives of options of five years and no expected payment of dividends. The weighted average grant-date fair value of options granted was $.18 per share.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED AUGUST 31, 2000 AND 1999

NOTE 6.  COMMON STOCK (CONTINUED)

                  During the six months ended August 31, 2000, the Company received $952,002 (net of $82,453 of financing costs) from the issuance of 28,808,200 shares of common stock through private placements to various investors.

                  The Company converted approximately $129,113 of accounts payable, notes and loans payable and related accrued interest into 5,849,009 shares of common stock.

                  In connection with the issuance of $400,000 of debentures issued in May 2000, the Company issued warrants to purchase 4,000,000 shares of common stock at 110% of the market value on the closing date. Using an option pricing model, the warrants were valued at $280,000 (Note 5).

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

                  The dollar value of these activities included in the selling, general and administrative expenses for the six months ended August 31, 2000 was $ 468,250. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. For transactions recorded at the fair value of the Company's common stock issued, a 20% discount was applied due to certain trading restrictions placed on such shares, which limited the transferability of such shares until after a twelve month holding period. The number of shares of common stock issued for services performed for the six months ended August 31, 2000 was 6,612,700.


NOTE 7.  INCOME TAXES

                  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred no income tax expense for the six months ended August 31, 2000 or 1999 due to net operating losses incurred.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED AUGUST 31, 2000 AND 1999


NOTE 8.  COMMITMENTS


         Employment Agreement

                  The Company has an employment contract (the "agreement") with its President through January 1, 2005, which provides for minimum annual salary and bonuses based on Company revenues. The agreement also provides for one-year extensions every January 1 unless notice is given by the Company.


         Licenses

                  The Company has entered into various licensing agreements (the "agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters as well as certain accessories containing logos and names of professional minor league and college sports teams. The agreements expire at various dates through 2003 and generally require the Company pay a royalty of 9% or 10% of sales, with certain minimum royalty payments required. The total remaining minimum guaranteed royalty as of August 31, 2000 for all agreements is approximately $295,000, of which the Company has paid $60,000.


         Consulting Agreement

                  During 2000, the Company entered into a consulting agreement with an investment advisor for the period March 2000 through February 2001 requiring monthly payments of $5,000.


NOTE 9.  STATEMENT OF CASH FLOWS

                  During the six months ended August 31, 2000, the Company entered into the following non-cash transactions:

                  Converted approximately $129,113 of notes and loans payable and related accrued interest into 5,849,009 shares of common stock.

                  Issued a note payable for $40,000 to a shareholder as consideration for waiving certain anti-dilution privileges.

                  Recorded the following respect to two business combinations entered into in 2000:

                  o Issued a note payable for $30,000 as part of the acquisition of Rooter Rattle, LP.
                  o Issued 4,678,334 shares of common stock valued at $850,625 for the acquisition of two companies.
                  o   Goodwill of approximately $1,427,000
                  o   Assets purchased and liabilities assumed are as follows:

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED AUGUST 31, 2000 AND 1999



NOTE 9.  STATEMENT OF CASH FLOWS (CONTINUED)

                Inventories                                            $ 82,906
                Accounts receivable                                     104,757
                Other assets                                             11,821
                Property and equipment                                    2,243
                                                                       --------
                                                                        201,727

                Accounts payable and accrued expenses                   358,359
                                                                       --------

                Net assets acquired (liabilities assumed) in
                  business combinations                               ($156,632)
                                                                      =========


NOTE 10.  SUBSEQUENT EVENTS

                  Subsequent to August 31, 2000, the following occurred:

                  The Company received $35,000 cash proceeds from its President related to the exercise of options for 3,500,000 shares of Company common stock.

                  The Company issued notes payable and convertible subordinated debentures for cash proceeds of $20,000.

                  The Company received $55,700 for purchase of 4,535,000 shares of Company common stock from various investors.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

General

         The Company earns revenues from distributing high-end and novelty products related to both the entertainment and sports industries and sells those products through retailers, distributors, department stores, the Internet and catalogers. During the six months ending August 31, 2000, a licensing agreement was signed with IMS Properties and Titan Motorcycle Company of America for the manufacture, sale and distribution of a limited edition replica of the Indy 500 Titan Motorcycle. In the three month period ended August 31, 2001, the Company signed a licensing agreement with Chicken Soup for the Soul Enterprises, Inc. for the manufacture, sale and distribution of more than two-dozen collectibles to be sold in bookstores and other retail chains. The collectibles will include penholders, nightlights and sports-related items such as tennis rackets covers, all carrying an inspirational phrase from a Chicken Soup book. Additionally, the Company signed a licensing agreement with Stan Lee Media, Inc. to develop collectibles based on Stan Lee's signature style and global lifestyle brand, as well as his latest project, the 7th Portal- a team of 21st Century Super Heroes and Super Villains. The collectibles will include sculptures, lithographs, pins, bookends, desk sets and fountain pens based on the image of Stan Lee, the image of "Evil Stan" - the alter ego of Stan Lee and the 7th Portal. The license agreement also includes rights to develop merchandise in connection with a theatrical release of a "7th Portal" feature film during the term of the agreement.

In an effort to expand its revenue base, and become a broad based sports and entertainment products company, subsequent to August 31, 2000, the Company signed several additional licenses. The Company signed an agreement with master artists Boris Vallejo and Julie Bell to extend their fine art mastery into the Company's product line. Their work has graced movie posters, novel covers and calendars. The first products of the series will be collectible wall scrolls featuring digitally mastered images derived from hand painted fantasy art from the "Master Touch" collection of Boris and Julie. These wall scrolls will be available for distribution in early January of 2001. The company also signed a licensing agreement with Marvel Enterprises, Inc. to create a variety of merchandise based on well known characters within the Marvel Universe, including Spider-Man, Captain America, Wolverine, Dr. Doom, Daredevil and Magneto. The licensed articles will initially include replicas and wall scrolls. The Company plans to release a line of desktop sculptures such as Helmets, Masks and Weapon Replicas featuring these Marvel super heroes and villains. At the time of filing this Report, the Company was awaiting approval of prototypes from Marvel and had not definite when these products would be available for distribution. The Company also signed a licensing agreement for the Company's Team Sport Division to distribute the "Tattle Tail", which is a stylized cloth lanyard that serves as a holder for remote controls. Initially, the Tattle Tails TM marketed by the Company will contain licensed team logos including Major and Minor League Baseball, the American and East Coast Hockey Leagues, Arena Football, select universities and the National Professional Soccer League. A full-page advertisement for these products appeared in the 2001 edition of Media File and Media File on-line, the advertising specialty industry bible, published by the Advertising Specialty Institute ("ASI").

The Company's fiscal year ends February 28 (or 29). References to fiscal years mean fiscal years ending on February 28 (or 29) of that year. For example, fiscal year 2000 is the twelve month period ended February 29, 2000.

         Also, completed during the six months ending August 31, 2000 was a website devoted to the "Golden Age of Baseball" (www.collectbaseball.com) with Bill Gilbert, a nationally known writer ("The Duke of Flatbush"), hosting a weekly column.

         In it's continual search to even out the fluctuation in the Company's revenue cycle, the Company made two acquisitions during the six months ended August 31, 2000. On June 5, 2000 the Company acquired Music Art Corporation, a company that has a license from the Rolling Stones to distribute lithographs of signed album covers. Music Art also has a license with Phil Ceccola, a photographer of many rock bands, to distribute signed photographs of Bruce Springsteen. The Company also plans to market Music Art products to retailers on its recently launched website, www.collectmusicart.com.

         The second of these acquisitions occurred on August 2, 2000, when the Company acquired Rooter Rattle, L.P. in consideration of $965,000, payable as $390,000 in cash, a $30,000 note payable and $3,663,333 Shares of Common Stock issued at a value of $545,000 based upon the trading price of the Company's common stock on the acquisition date, which was $.15 per share. The acquisition was accounted for as a purchase. Rooter Rattle markets novelties bearing the Logos of professional and amateur sports teams under license from the teams. The excess of acquisition costs over the fair value of net assets was approximately $790,000, which will be amortized over seven (7) years beginning August, 2000. The Company also entered into an Employment Agreement with a former officer of Rooter Rattle, L.P. as part of the transaction.

         The Company, during the six months ending August 31, 2000, continued to invest in its infrastructure by hiring experienced professionals for three newly created positions: Chief Operating Officer, National Sales Manger, and Director of Purchasing and other staff as needed to support the acquisitions and expanding websites.

         Cost of sales for the six months ending August 31, 2000 were comprised of costs associated with the sale of the products related to the Austin Powers and X-Men movies as well as sales from its sports memorabilia. Costs also include the cost of the product and related freight and handling charges. These products are contract manufactured for the Company by both domestic and foreign companies to specifications developed by the Company and approved by the various licensors. Even though the Company does not feel this places it at risk for filling future orders on a timely basis, it has developed relationships with alternate suppliers for most of its products. Several of its manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs the Company would incur if the product was first shipped to its location. The Company also feels it is not at risk for any currency fluctuations in its dealing with its foreign manufacturers since all orders are based on U. S. dollars and the Company does not have any long term purchase commitments.

         Selling, general and administrative expense consists of payroll and related fringes, royalties, commissions paid to manufacturers sales representatives, and advertising, rent, depreciation and other related fixed overhead expenses. Also included in this category are the expenses related to the replication of movie props to ready them for mass production by the contract manufacturers, as well as the non-cash costs related to services satisfied by the issuance of Company stock. The services provided were in direct support of the operations of the Company on both an ongoing basis and in anticipation of the increased business expected from the sales of product related to the X-Men movie. As the Company grows, through acquisitions and the sales of current product, it anticipates it will have to rely less on the issuance of stock for services due to increased cash flow as well as its access to capital increases. The benefits to the Company from these stock transactions are reduced use of cash which allowed the Company to devote the maximum resources to expanding the business. For recording purposes, the Company valued these services at the fair market value of the services rendered or the fair market value of the stock at time of issuance, whichever is more readily determinable. The Company capitalizes the tooling costs of movie props. Only the tooling costs of a product to be made and sold have been capitalized and no other development costs are capitalized. The Company capitalized $23,304 in tooling costs in the six months (6) ended August 31, 2000, $9,524 of which occurred in the three (3) months ended August 31, 2000. All other pre-production costs are expensed. Other pre-production costs include prototypes and samples of packaging, display and products. All expensed pre-production costs, and the amortization of capitalized tooling costs, are included within selling, general and administrative expenses. Costs of manufacturing products for sale are included within costs of sales.

         The amount and timing of the revenue generated from the sales of movie related products is not possible to accurately predict because of the length of time it may take the project to be commercially successful, if at all. As a result, the Company's revenues and net income may fluctuate significantly between comparable periods. Additionally, since the Company's inception, it has experienced significant operating and net losses that it has been able to fund by obtaining private capital. The Company, therefore, cannot predict if and when it will generate income from operations and if it will be able to raise sufficient capital necessary to fund future operations.

         As of August 31, 2000 the Company had an accumulated deficit of $10,185,077. This deficit arose from operating losses and not any particular transaction or transactions. The Company has not generated sufficient revenues to meet its operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The added revenue generated by the acquisitions of Music Art and Rooter rattle, along with the release of the X-Men movie on videotape in November 2000 and the revenue generated from its new licenses, all are expected to improve this situation.

         The Company has taken significant steps to ensure its fiscal viability in the future and continues to pursue additional licenses to even out fluctuations in the revenue stream. It is also looking to acquire companies that have licenses not only related to movies and entertainment industry but in the sports area.

         The Company shipped X-Men products with a sales price in excess of $400,000 as of August 31, 2000. As of that date, the Company had additional orders for X-Men products which, when delivered, will result in aggregate sales requiring royalty payments in excess of the minimum required royalty for X-Men products. The Company has not yet had any sales of Terminator products, and does not anticipate to begin selling Terminator products until March of 2001. The Company anticipates that another Terminator movie may be released in 2001. If a new movie is released, the Company will be prepared with product and believes it will able to sell enough product to justify its minimum royalty. The Company also has not had sales of Austin Power products sufficient to pay the minimum royalty at the contractual royalty rates. The Company believes that there will be another Austin Powers movie released in 2002, and the Company will be prepared with product upon that release and will generate significant sales of Austin Power products. The Company's license for Austin Powers products expires in 2001. However, the Company believes that both the term of the license and the period in which it has to meet the minimum royalty will be extended through 2002. If new movies are not released, or if the Company does not realize significant sales if new movies are released, the Company might be required to use other sources of revenue to pay the remaining $15,000 in royalties on Terminator products and the remaining $70,000 of minimum royalties on the Austin Powers products.

Results of Operations

Three Months Ended August 31, 2000 compared to Three Months Ended August 31,
1999.

         Net revenue for the quarter ended August 31, 2000 was $458,827, comprised of sales of X-Men product of approximately $405,000, sales of plate-signed lithographs from Rolling Stones album covers and tour art of approximately $6,000, sales from the Team Sports product lines of approximately $42,000, sales from the collectbaseball.com website of approximately $4,500, and the balance from the sale of Austin Power products. Revenue for the quarter ended August 31,1999 was $156,324, comprised predominantly of sales of Austin Powers products.

         Cost of sales for the quarter ended August 31, 2000 increased by $237,041 from the quarter ended August 31,1999. This increase was mainly attributable to the increased volume of sales, primarily products related to the X-Men movie, the collectbaseball.com website, and the two acquisitions made during the quarter. Cost of sales as a percentage of revenues increased to 70.5% for the quarter ending August 31,2000 as compared to 55.2% for the same period last year. The increase in cost of sales as a percent of revenues for the quarter ending August 31, 2000 is primarily due to a greater number of sales made to wholesalers who are entitled to volume discounts.

         Selling, general and administrative expenses for the quarter ended August 31, 2000 decreased to $933,944 from $1,429,722 for the quarter ended August 31,1999. The decrease in SG&A expenses in the quarter ended August 31, 2000, as compared to the similar period in the prior year, is due to the decrease in charges for stock issued in consideration for services. For the quarters ended August 31, 2000 and 1999, the services obtained with the issuance of stock were approximately $81,800 and $813,000 respectively. SG&A expenses other than charges attributable to the issuance of stock for services increased to $852,144 in the quarter ended August 31, 2000 from $616,722 in the three months ended August 31, 1999. These services included internal accounting and financial services, internet website creation, marketing assistance, insurance program review, and general management consulting. Staffing increased to sixteen full time and two part time consultants for marketing and licensing for the quarter ended August 31, 2000 as compared to three full time and two part time employees for the quarter ended August 31, 1999. As previously mentioned, the

Company incurs charges to bring products to market. These charges relate to the cost for producing samples, as well as the related package design cost that must be approved by the licensee prior to full production runs of the product. For the quarter ended August 31, 2000 the Company incurred charges of approximately $6,000 versus cost of approximately $20,613 for the quarter ended August 31, 1999. Also included in the selling, general and administrative expenses were approximately $63,000 and $51,000, respectively, for the operations of Music Art and Team Sports, two acquisitions completed during the quarter. As a result of these acquisitions, the Company incurred additional costs related to the amortization of goodwill during the quarter ending August 31, 2000 of approximately $26,000 as compared to $0 for the quarter ending August 31, 1999.

         The Company incurred interest expense of approximately $150,000 for the quarter ended August 31, 2000 as compared to approximately $18,000 for the quarter ended August 31, 1999 due to increased borrowings and the beneficial conversion calculation related to the application of EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added approximately $59,000 of interest expense for the quarter ended August 31, 2000.

         As a result of the above, the Company had a net loss of $948,604 for the quarter ended August 31, 2000 as compared to a net loss of $1,398,211 for the quarter ended August 31, 1999.

Six Months Ended August 31, 2000 compared to Six Months Ended August 31, 1999.

         Net revenues for the six months ended August 31, 2000 were $468,458 comprised of revenues from the sale of X-Men product of approximately $410,000, sales of plate-signed lithographs from Rolling Stones album covers and tour art of approximately $6,000, sales from the Team Sports product lines of approximately $42,000, sales from the collectbaseball.com website of approximately $5,000 and the balance of the revenues from the sale of Austin Powers products Net revenues for the three months ended August 31, 2000 greatly exceeded net revenues for the prior three months as the X-Men movie was released in July and the Company began shipping X-Men products in June. Revenues for the six months ended August 31,1999 were $163,550. Revenues for this period were predominantly from the sale of Austin Powers products.

         Cost of sales for the six months ended August 31, 2000 increased by $222,336 from the quarter ended August 31,1999. This increase was mainly attributable to the increased volume of sales, primarily products related to the X-Men movies, collectbaseball.com website and the two acquisitions made during the quarter. Cost of sales as a percentage of revenues increased to 70.9% for the six months ended August 31, 2000 as compared to 67.1% for the same period last year. The increase in cost of sales as a percent of revenues for the quarter ending August 31, 2000 is primarily due to a greater number of sales made to wholesalers who are entitled to volume discounts.

         Selling, general and administrative expenses for the six months ended August 31, 2000 increased to $1,811,377 from $1,528,629 for the same period in the previous year. For the six months ended August 31, 2000 and 1999 the services obtained with the issuance of stock included internal accounting and financial services, internet website creation, marketing assistance, insurance program review, and general management consulting were approximately $468,000 and $1,179,000 respectively. Staffing increased to sixteen full time and two part consultants for marketing and licensing for the six months ended August 31, 2000 as compared to three full time and two part time employees for the same period last year. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the cost for producing the samples as well as the related package design cost that must be approved by the licensee prior to full production runs of the product. For the six months ended August 31, 2000, the Company incurred charges of approximately $6,200 versus charges of approximately $20,613 for the same period last year. Also included in the selling, general and administrative expenses were those of the two acquisitions completed during the quarter. The Music Art and Team Sport acquisitions contributed approximately $63,000 and $51,000 respectively of selling, general and administrative expenses during the six months ending August 31, 2000. Due to acquisitions, the Company incurred charges related to the amortization of goodwill during the six months ended August 31, 2000 of approximately $26,000 as compared to $0 for the same period last year.

         The Company incurred interest expense of approximately $317,000 for the six months ended August 31, 2000 as compared to approximately $21,000 for the same period last year due to increased borrowings and the beneficial conversion calculation related to the application of EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added approximately $189,000 of interest expense for the six months ended August 31, 2000.

         As a result of the above, the Company had a net loss of $1,991,791 for the six months ended August 31, 2000 as compared to a net loss of $1,475,327 for the same period last year.


Liquidity and Capital Resources

         As of August 31, 2000 the Company had a working capital deficiency of approximately $1,363,000 compared to a deficit working capital of $870,000 as February 29, 2000. The deficit working capital as of August 31, 2000 is a direct result of the unprofitable operations for the quarter ended August 31, 2000 that resulted in a cash used in operating activities of approximately $1,273,000. The Company had an ending cash balance of $3,914 at August 31, 2000.

         During the six months ended August 31, 2000, the Company purchased computer equipment and a delivery van, and incurred tooling cost for approximately $76,000. The delivery van was financed through the credit company associated with the manufacturer of the vehicle. This note payable is approximately $26,000. The Company does not foresee any significant capital expenditures needed in the next six months. On June 5, 2000, the Company acquired 100% of the outstanding common shares of Music Art Corporation ("Music Art") for 1,000,000 shares of Company common stock. Music Art is primarily engaged in the business of creating, marketing and distributing limited edition lithographs derived from artwork used on music albums and other music collectibles. The acquisition was accounted for as a purchase. The 1,000,000 shares of common stock issued to acquire Music Art was valued at $300,000, based upon the Company's guarantee of the fair market price of the Company's common stock one year from the issuance date. The excess of acquisition cost over the fair value of net assets was approximately $377,000, which is being amortized over seven years beginning in June 2000.

         The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the six months ending August 31, 2000 the Company received the following capital infusions: approximately $952,000 (net of fees) from issuance of common stock and approximately $506,000 (net of fees) in convertible debentures and other borrowings. Additionally, during this period the Company received notices requesting conversion from the holders of convertible debentures and demand notes of approximately $121,000. $10,000 of which was originally issued in this period. These instruments were convertible into 5,555,849 shares of common stock.

         During the six months ended August 31, 2000, the Company started making payments on approximately $54,000 of demand notes. These notes were originally scheduled to be paid by December 31, 2000. Subsequent to August 31, 2000, the Company ceased making payments on certain demand notes. In the past, the Company has been successful in renegotiating terms on its debt. $19,312 in principal amount of these notes was outstanding on August 31, 2000. The Company is confident that it will be successful in renegotiating payment terms on these demand notes.

           An event of default has occurred regarding the $400,000 in convertible debentures in that the Company did not have an effective registration statement within 150 days of the debenture sale. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. Company's financial advisor has informed the Company that the do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders.

         Subsequent to the six months ended August 31, 2000, the Company has received approximately $110,700 of cash financing through the issuance of debt and stock.

         As of August 31, 2000, the Company had $386,440 in outstanding notes and loans payable and $336,394 in outstanding convertible debentures net of contra discount of approximately $190,000 related to the 4,000,000 warrants issued with the convertible debenture of $400,000 as mentioned in the preceding paragraph. The Company also made approximately $44,000 of scheduled payments against the remaining debt that matures at varying dates through February 2001. The Company believes it will be able to obtain new licenses and thereby increase revenues, and will pursue an acquisition strategy to acquire profitable companies. However, the Company will require additional capital infusions in order to continue to operate until such time as revenues are sufficient to finance operations. There is no assurance that the Company will be able to obtain sufficient capital to meet its operating needs. In May, 2000, the Company granted a security interest in substantially all of its assets to a private investor group, which purchased $400,000 in convertible debentures. Until the obligations related to these debentures are satisfied, the Company will not be able to use these assets as security for other financings.


Forward Looking Statements

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

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

         During the quarter ended August 31, 2000, no legal proceedings became reportable and no material events occurred in any previously reported legal proceeding.

Item 2. Changes in Securities and Use of Proceeds

         During the Company's fiscal quarter ended August 31, 2000, prior to July 24, 2000, the Company received $262,000 in investment funds from seven individuals who were all previously Shareholders of the Company. The funds were provided on terms to be negotiated. Subsequently, on or about September 25, 2000, the Company and the investors agreed that the investors would be issued Shares of the Company Common Stock at a price of $.025 per share. The proceeds of this investment was used primarily for the acquisition of Rooter Rattle.

         On August 2, 2000, the Company issued 3,633,333 Shares to Rooter Rattle, L.P as part of the purchase price for the assets of Rooter Rattle. The agreed value of these Shares was $.15 per share.

         Also on August 2, 2000, the Company issued to Global Icons, LLP, 125,000 Shares of its Common Stock as part of its initial royalties payment for the Stan lee license. The Company and Global Icons agreed to a value of $.08 per share for these shares, and the issuance of the shares reduced the Company's royalty obligations by an aggregate $10,000.

         On August 18, 2000, the Company issued 62,000 shares of Common Stock to American Registrar & Transfer Company in satisfaction of $3100.02 in accounts payable to that company.

         The Company relied upon the exemption provided in Section 4(2) of the Securities Act of 1933 in connection with the above-referenced transactions. The Company relied on Section 4(2) as no public solicitation was employed, all the shares were issued with restrictive legends and the acquirers of the shares had access to the type of information which would be contained in the Registration Statement and had sufficient sophistication so as to not require the protection afforded by the Registration under the Securities Act. Each of the purchasers of the Company's securities was given the opportunity to ask questions of and receive answers from Company management. No commissions or other remunerations were paid or given in connection with the offer and the sale of the securities. Rooter Rattle, L.P. was represented by counsel in connection with its transaction. In the case of American Registrar & Transfer Company, this Company has been providing transfer agency services to the Company for a number of years.

Item 3. Defaults on Senior Securities

         The Company is in default under the $400,000 in convertible debentures that the Company issued on May 3rd, 2000. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required. The Company's financial advisor has informed the Company that the debenture holders do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The debentures are secured substantially all of the Company's assets.

Item 4. Submission of Matters to Vote of Security Holders.

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits.

             Exhibit                            Exhibit Title
             -------                            -------------
               27                               Financial Data Schedule

         (b) Reports on Form 8-K.

         On August 18, 2001, the Company filed a current report on Form 8-K, reporting under Item 2 its acquisition of the assets of Rooter Rattle, L.P. No financial statements or pro forma financial information were filed at that time.

         On February 20, 2001, the Company filed an amendment to this Form 8-K revising the disclosure under Item 2 and containing the following financial statements and financial information:

         1. Rooter Rattle, LP financial statements for six (6) months ended June 30, 2000 (unaudited).

         2. Rooter Rattle, LP financial statements for the years ended December 31, 1999 and 1998.

         3. Collectible Concepts Group, Inc. Proforma Financial Information (relating to the Rooter Rattle acquisition).

              On August 4, 2000, the Company filed a current report on Form 8-k, under Item 4, reporting the change in its certifying accountant due to the merger of its prior accountant, Rudolph Palitz, LLC with McGladrey & Pullen, LLP.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned.

DATE:  March 7, 2001.

                                    COLLECTIBLE CONCEPTS GROUP, INC.


                                    By:
                                       -------------------------------------
                                         Paul S. Lipschutz,
                                         President

                                    By:
                                       -------------------------------------
                                         Jeffrey Andrews,
                                         Chief Financial Officer and
                                         Principal Accounting Officer