Form 10QSB
period 2000-11-30
COLLECTIBLE CONCEPTS GROUP INC
filed 2001-05-17
CIK 1106946

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2000

[_] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

                         COMMISSION FILE NUMBER: 0-30703

                       COLLECTIBLE CONCEPTS GROUP, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                         95-4026880
         --------                                         ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.001, was 263,453,526 as of May 14, 2001.

                       COLLECTIBLE CONCEPTS GROUP, INC.
                                     INDEX


PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Financial Statements of Collectible Concepts Group, Inc.
     --------------------------------------------------------

         Consolidated Balance Sheets -
         November 30, 2000 (Unaudited) and February 28, 2000..............    4

         Consolidated Statements of Operations --
         for the nine month periods ended November 30, 2000
         and 1999.........................................................    6

         Consolidated Statements of Operations --
         for the three month periods ended November 30, 2000
         and 1999.........................................................    7

         Consolidated Statement of Shareholders' Deficiency --
         Nine Months ended November 30, 2000..............................    8

         Statements of Cash Flows --
         For the nine-month periods ended November 30, 2000
         And 1999.........................................................    9

         Notes to Financial Statements....................................   10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   20

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings................................................    21

Item 2.  Changes in Securities and Use of Proceeds........................    21

Item 3.  Defaults on Senior Securities....................................    21

Item 4.  Submission of Matters to vote of Securityholders.................    21

Item 5.  Other Information................................................    21

Item 6.  Exhibits and Reports on Form 8-K.................................    21

Signatures................................................................    22

Item 1.   Financial Information

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           NINE MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999


               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    NOVEMBER 30, 2000 AND FEBRUARY 29, 2000

                                                                                     NOVEMBER 30,         FEBRUARY 29,
                                                                                         2000                2000
                                                                                         ----                ----
                                                                                     (unaudited)
                                               ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                      $      1,588         $    247,491
      Accounts receivable - trade
          (net of allowance for doubtful accounts of $47,342
             at November 30, 2000 and $1,500 at February 29, 2000)                        370,539               12,386
      Inventories                                                                         591,505              149,408
      Prepaid royalties                                                                   104,196               28,821
      Prepaid expenses and other                                                           67,120                    -
                                                                                     ------------         ------------

              Total current assets                                                      1,134,948              438,106
                                                                                     ------------         ------------

PROPERTY AND EQUIPMENT                                                                    116,089               34,558

Less - accumulated depreciation                                                            35,147               16,772
                                                                                     ------------         ------------

              Net property and equipment                                                   80,942               17,786
                                                                                     ------------         ------------
OTHER ASSETS

Goodwill, net of accumulated amortization of
      $ 63,474 at November 30, 2000                                                     1,363,785                    -
                                                                                     ------------         ------------

                   Total assets                                                      $  2,579,675         $    455,892
                                                                                     ============         ============

                See notes to consolidated financial statements.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    NOVEMBER 30, 2000 AND FEBRUARY 29, 2000

                                                                                     NOVEMBER 30,         FEBRUARY 29,
                                                                                         2000                2000
                                                                                     (unaudited)
                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
      Notes and loans payable, current portion                                       $    423,480         $    367,587
      Convertible debentures                                                              407,996               70,000
      Accounts payable and accrued expenses                                             1,208,958              369,537
      Accrued payroll                                                                     276,550              405,708
      Payroll taxes payable                                                                75,895               11,015
      Accrued interest                                                                    118,001               78,469
      Accrued royalties                                                                   197,357                5,462
                                                                                     ------------         ------------

          Total current liabilities                                                     2,708,237            1,307,778
                                                                                     ------------         ------------

NOTES PAYABLE, NET OF CURRENT PORTION                                                      19,450                    -
                                                                                     ------------         ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
      Capital stock, $.001 par value,
          350,000,000 shares authorized;
          232,140,503 and 162,703,418 issued
            and outstanding at November 30, 2000 and February 29,
             2000, respectively                                                           232,141              162,704
      Additional paid-in-capital                                                       10,465,640            7,247,996
      Accumulated deficit                                                             (10,820,593)          (8,193,286)
      Deferred compensation/services                                                      (25,200)             (69,300)
                                                                                     ------------         ------------

          Total shareholders' deficiency                                                 (148,012)            (851,886)
                                                                                     ------------         ------------

                   Total liabilities and shareholders' deficiency                    $  2,579,675         $    455,892
                                                                                     ============         ============

                See notes to consolidated financial statements.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

                                                                                          2000                      1999
                                                                                          ----                      ----
                                                                                       (unaudited)               (unaudited)
SALES                                                                                  $   761,852             $    285,420

COST OF SALES                                                                              470,769                  155,180
                                                                                       ------------            -------------

  GROSS PROFIT                                                                             291,083                  130,240

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                             2,531,594                1,991,044
                                                                                       ------------            -------------

LOSS FROM OPERATIONS                                                                    (2,240,511)              (1,860,804)

OTHER INCOME (EXPENSES)
  Total other income (expense), principally interest expense                              (386,796)                 (44,957)
                                                                                       ------------            -------------

NET LOSS                                                                               $(2,627,307)            $ (1,905,761)
                                                                                       ============            =============

NET LOSS PER SHARE:
  BASIC AND DILUTED                                                                         ($0.01)                  ($0.02)
                                                                                       ============            =============

WEIGHTED AVERAGE SHARES USED IN NET
  LOSS PER SHARE CALCULATIONS:
  BASIC AND DILUTED                                                                    199,339,000              109,924,000
                                                                                       ============            =============


                See notes to consolidated financial statements.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999


                                                                                        2000                     1999
                                                                                        ----                     ----
                                                                                     (unaudited)              (unaudited)
SALES                                                                               $     293,394           $     121,870

COST OF SALES                                                                             138,765                  66,125
                                                                                    --------------          --------------

  GROSS PROFIT                                                                            154,629                  55,745

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                              720,217                 462,415
                                                                                    --------------          --------------

LOSS FROM OPERATIONS                                                                     (565,588)               (406,670)

OTHER INCOME (EXPENSES)
  Total other income (expense), principally interest expense                              (69,928)                (23,764)
                                                                                    --------------          --------------

NET LOSS                                                                            $    (635,516)          $    (430,434)
                                                                                    ==============          ==============

NET LOSS PER SHARE:
  BASIC AND DILUTED                                                                        ($0.00)                 ($0.00)
                                                                                    ==============          ==============

WEIGHTED AVERAGE SHARES USED IN NET
  LOSS PER SHARE CALCULATIONS:
  BASIC AND DILUTED                                                                   222,448,000             127,839,000
                                                                                    ==============          ==============

                See notes to consolidated financial statements.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                      NINE MONTHS ENDED NOVEMBER 30, 2000
                                  (unaudited)

                                                                            Additional                    Deferred
                                                         Common Stock         Paid-in     Accumulated   Compensation /
                                                   -----------------------
                                                      Shares       Amount     Capital       Deficit       Services         Total
                                                   -----------   ---------  ----------    -----------   --------------    -------

Balance, March 1, 2000                              162,703,418  $ 162,704  $ 7,247,996   $(8,193,286)   $ (69,300)    $ (851,886)

Common stock issued for
       cash and services rendered                    55,409,652     55,410    1,699,400             -            -      1,754,810

Common stock issued for
       acquisition of businesses                      4,678,334      4,678      845,947             -            -        850,625

Conversion of convertible debentures, notes
       and loans payable to common stock              5,849,099      5,849      123,264             -            -        129,113

Exercise of stock options                             3,500,000      3,500       31,500             -            -         35,000

Issuance of stock options for services                        -          -       58,500             -            -         58,500

Additional paid-in capital related to convertible
       loans, notes and subordinated debentures               -          -      459,033             -            -        459,033

Amortization of unearned compensation                         -          -            -             -       44,100         44,100

Net loss for the nine months ended
       November 30, 2000                                      -          -            -    (2,627,307)           -     (2,627,307)
                                                    ------------ ---------- ------------  ------------   ----------   ------------

Balance, November 30, 2000                          232,140,503  $ 232,141   10,465,640   (10,820,593)   $ (25,200)    $ (148,012)
                                                    ============ ========== ============  ============   ==========   ============


                See notes to consolidated financial statements.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           NINE MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999

                                                                                               NOVEMBER 30,            NOVEMBER 30,
                                                                                                  2000                    1999
                                                                                                  ----                    ----
                                                                                               (unaudited)             (unaudited)
OPERATING ACTIVITIES
      Net loss                                                                                $ (2,627,307)           $ (1,905,761)
      Adjustments to reconcile net loss to
          net cash used in operating activities:
               Depreciation and amortization                                                        96,315                     470
               Amortization of unearned compensation                                                44,100                       -
               Common stock issued for services rendered                                           600,110               1,376,234
               Interest expense related to beneficial conversion of debt                           189,033                       -
               Expense related to issuance of options                                               58,500                       -
               Interest expense-amortization of warrants                                           163,333                       -
      Changes in operating assets and liabilities, net of businesses acquired:
          (Increase) decrease in:
               Accounts receivable                                                                (253,396)               (100,883)
               Inventories                                                                        (359,191)               (176,836)
               Prepaid royalties                                                                   (56,448)                (26,101)
               Prepaid expenses and other                                                           (2,551)                 (3,144)
          Increase (decrease) in:
               Accounts payable and accrued expenses                                               646,833                 260,986
               Accrued interest                                                                     39,532                  31,401
               Accrued royalties                                                                    56,070                  25,421
               Accrued payroll                                                                    (129,158)                 93,188
               Payroll taxes payable                                                                38,694                  21,080
                                                                                            ---------------         ---------------

                   Net cash used in operating activities                                        (1,494,531)               (403,945)
                                                                                            ---------------         ---------------

INVESTING ACTIVITIES
      Purchase of property and equipment                                                           (50,422)                (23,930)
      Purchases of businesses, net of cash acquired                                               (388,574)                      -
                                                                                            ---------------         ---------------

                   Net cash used in investing activities                                          (438,996)                (23,930)
                                                                                            ---------------         ---------------

FINANCING ACTIVITIES
      Borrowings, net of financing fees                                                            542,405                 216,975
      Proceeds from issuance of capital stock and excerise of
          stock options, net                                                                     1,195,000                 229,950
      Repayment of notes and loans                                                                 (49,781)                (17,756)
                                                                                            ---------------         ---------------

                   Net cash provided by financing activities                                     1,687,624                 429,169
                                                                                            ---------------         ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (245,903)                  1,294

CASH AND CASH EQUIVALENTS, BEGINNING                                                               247,491                   4,182
                                                                                            ---------------         ---------------

CASH AND CASH EQUIVALENTS, ENDING                                                             $      1,588            $      5,476
                                                                                            ===============         ===============

                See notes to consolidated financial statements.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999



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

               The financial statements as of November 30, 2000 and for the nine months ended November 30, 2000 and 1999 are not audited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

                 NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999


NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Intangible Assets - Goodwill

               Goodwill represents the excess of the cost of businesses acquired by the Company over the fair value of their net assets (liabilities) at the date of acquisition and is being amortized on the straight-line method over a seven year term. Amortization of goodwill is based upon management's estimates, and it is reasonably possible that such estimates may change in the near term. Amortization of goodwill for the three months and nine months ended November 30, 2000 was approximately $37,000 and $63,000 respectively and is included in selling, general and administrative expense in the consolidated statements of operations. On an ongoing basis, the Company evaluates the value assigned to goodwill to determine if it has been permanently impaired by adverse conditions which might affect the businesses acquired.

          Earnings (Loss) Per Share

               The Company follows Statement of Financial Accounting Standards No. 128 ("FAS No. 128") "Earnings Per Share". Basic and fully diluted earnings (loss) per share amounts are computed based on net income
          (loss) and divided by the weighted average number of shares actually outstanding. The number of shares used in the computation for the nine month period was 199,339,000 in 2000 and 109,924,000 in 1999.

               The assumed conversion of convertible debt into 13,900,000 common shares in 2000 and 3,000,000 common shares in 1999 and the exercise of outstanding options and warrants to purchase 31,793,000 common shares in 2000 and 15,706,000 common shares in 1999 were not included in the computation of diluted earnings (loss) per share in both 2000 and 1999 because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in all periods.

NOTE  2.  GOING CONCERN

               The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. At November 30, 2000, the Company has shareholders' equity of $148,012 and a working capital deficiency of $1,573,289.
          In addition, the Company has minimal cash available for operations and is in default of certain subordinated debentures (Note 5). There is no assurance that the Company will be able to obtain the necessary financing to finance future operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999


NOTE  2.  GOING CONCERN (CONTINUED)

               To generate additional revenues and the working capital needed to continue and expand operations, the Company has accomplished the following.

               During the nine months ended November 30, 2000, the Company signed several licensing agreements. The Company signed an agreement with IMS Properties and Titan Motorcycle Company of America for the manufacture, sale and distribution of a limited edition replica of the Indy 500 Titan Motorcycle. The Company signed a licensing agreement with Chicken Soup for the Soul Enterprises, Inc. for the manufacture, sale and distribution of more than two-dozen collectibles to be sold in bookstores and other retail chains. The collectibles will include penholders, nightlights and sports-related items such as tennis rackets covers, all carrying an inspirational phrase from a Chicken Soup book. The Company signed a licensing agreement with Stan Lee Media, Inc. to develop collectibles based on Stan Lee's signature style and global lifestyle brand, as well as his latest project, the 7th Portal- a team of 21st Century Super Heroes and Super Villains. The collectibles will include sculptures, lithographs, pins, bookends, desk sets and fountain pens based on the image of Stan Lee, the image of "Evil Stan" - the alter ego of Stan Lee and the 7th Portal. The license agreement also includes rights to develop merchandise in connection with a theatrical release of a "7th Portal" feature film during the term of the agreement. The Company signed an agreement with master artists Boris Vallejo and Julie Bell to extend their fine art mastery into the Company's product line. Their work has graced movie posters, novel covers and calendars. The first products of the series will be collectible wall scrolls featuring digital mastered images derived from hand painted fantasy art from the "Master Touch" collection of Boris and Julie. These wall scrolls produced orders in early January 2001. The company also signed a licensing agreement with Marvel Enterprises, Inc. to create a variety of merchandise based on world renowned characters within the Marvel Universe, including Spider-Man, Captain America, Wolverine, Dr. Doom, Daredevil and Magneto. The licensed articles will initially include replicas and wall scrolls. The Company also plans to release a line of desktop sculptures such as Helmets, Masks and Weapon Replicas featuring the ever-popular Marvel super heroes and villains. The Company also signed a licensing agreement to distribute within the Company's Team Sport Division product line the "Tattle Tail". The initial target markets for Tattle Tails(TM) will be licensed team logos including Major and Minor League Baseball, the American and East Coast Hockey Leagues, Arena Football, Select Universities and the National Professional Soccer League. A full-page advertisement will appear in the 2001 edition of Media File and Media File on-line, the advertising specialty industry bible, published by the Advertising Specialty Institute ("ASI"). Many "top-producers" in the sales information through ASI business have agreed to distribute our Tattle Tail(TM) sales information through their extensive national network of sales representatives.

               Subsequent to November 30, 2000, the Company signed a license with The Jim Henson Company for products related to the hit sci-fi series Farscape. The Company will be producing resin sculptures, spaceships, transport vehicles, jewelry replicas, weapons replicas in two scales and other key icons for use as Desk Top Collectibles.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999


NOTE  2.  GOING CONCERN (CONTINUED)

               The signing of these agreements was part of the Company's ongoing plan to become a broad based sports and entertainment product company.

               In addition to signing the above licenses, the Company subsequent to November 30, 2000 has entered into a "Master Purchase and Sales Factoring Contract" (the agreement) with a factor. The agreement will allow the Company to sell certain accounts receivable up to $250,000 in total to the factor subject to approval by the factor. There is recourse to the Company in the event of non-payment by the customer. The accounts receivable factoring agreement will improve the cash flow cycle for the Company and enhance the Company's ability to accelerate revenue growth.

               In the nine months ended November 30, 2000, the Company began to ship to its retail customers, products related to the X-Men movie that was released throughout the United States on July 14, 2000, with worldwide distribution of the movie continuing through November 2000. During the nine months ended November 30, 2000, the Company also started the official X-Men Club website (www.X-MenClub.com) which has attracted approximately 1,000 paid members and approximately 7,200 who have signed up for the free club newsletter.

               Also completed during the nine months ended November 30, 2000 was a website devoted to the "Golden Age of Baseball"
          (www.collectbaseball.com). This website has started to produce revenues.

               In the Company's continual search to even out the fluctuation in its revenue cycle, the Company made two acquisitions during the nine months ended November 30, 2000. On June 5, 2000, the Company acquired Music Art, which has a license from the Rolling Stones to distribute lithographs of signed album covers. They also have a license with Phil Ceccola, a published photographer of many rock bands, to distribute signed photographs of Bruce Springsteen. The Company plans to market Music Art products to retailers on it's recently launched website, www.collectmusicart.com.

               On August 2, 2000, the Company announced the acquisition of Rooter Rattle, L.P. Rooter Rattle produces licensed sports novelties with the league and team logos of Major League Baseball, Minor League Baseball, National Professional Soccer League, American Hockey League, East Coast Hockey League, Class of 2000 and Arena Indoor Football. To more accurately reflect the diverse nature of their product line, Rooter Rattle's name was subsequently changed to Team Sports Concepts.

               During fiscal year 2000 the Company signed an agreement with an experienced management/consulting firm for the purpose of raising $5,000,000 of additional capital to fund future operations, including acquisitions. To date the Company has received $1,400,000 of the original commitment of $5,000,000.

               Subsequent to November 30, 2000, the Company received $141,900 from the issuance of stock and debt (Note 10).

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

NOTE  2.  GOING CONCERN (CONTINUED)

               The Company has developed and currently operates the following websites in addition to the CollectibleConcepts.com website:

                   collectbaseball.com

                   collectmusicart.com

                   powersclub.com

                   mini-v.com

                   x-menclub.com

               The Company has also reserved several additional website names for future use, including "collectyankees.com" and "terminatorclub.com".

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

                                                  Three Months Ended             Nine Months Ended
                                                      November 30,                  November 30,

                                                        1999                     2000              1999
                                                        ----                     ----              ----
Revenues                                             $ 547,171               $ 1,157,913       $ 1,516,874
                                                     =========               ===========       ===========

Net Loss                                             $(899,828)              $(2,770,318)      $(2,299,190)
                                                     =========               ===========       ===========

Basic and diluted net loss per share                 $    (.01)              $      (.01)      $      (.01)
                                                     =========               ===========       ===========

NOTE  4.  NOTES AND LOANS PAYABLE

               At November 30, 2000, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and have various maturities through February 28, 2006. During the nine months ended November 30, 2000, the Company converted notes and loans payable in the amount of $76,000 into 3,889,000 common shares based upon stated conversion prices or negotiated conversion prices with the debtor. In connection with the issuance of certain notes payable during the year ended February 29, 2000, the Company recorded additional interest expense of $46,766 for the nine months ended November 30, 2000 relating to beneficial conversion features.

               Included in notes and loans payable is $65,375 due to the Company's President. During the nine months ended November 30, 2000, the Company accrued interest of approximately $5,194 relating to these loans to its President and at November 30, 2000 approximately $69,684 in accrued interest was payable relating to these loans, which is recorded in "accrued interest" in the accompanying consolidated balance sheet.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999


NOTE  5.  CONVERTIBLE SUBORDINATED DEBENTURES

               At November 30, 2000, the Company has outstanding $526,800 of convertible debentures, which mature at various times through August 2001 and bear interest at rates ranging from 10% to 12% per annum. At November 30, 2000, the debentures are offset by a net unamortized contra discount of approximately $116,667 related to warrants issued in connection with the debentures issued to a group of investors in the amount of $400,000 (see following paragraph).
          Each $1,000 unit is convertible at any time at the holder's option, into between 10,000 and 75,000 shares of Company common stock for cumulative 13,900,000 common shares. In connection with the issuance of the convertible debentures, the Company recorded additional interest expense of $142,267 for the nine months ended November 30, 2000 relating to beneficial conversion features. The Company was not able to complete an effective registration statement within 150 days of the debenture sale. As a result, the Company is in default of the debenture agreement.

               Included in convertible subordinated debentures are $400,000 of convertible debentures issued by the Company in May 2000; these debentures mature April 2001, are secured by substantially all of the Company's assets and bear interest at 10% per annum, payable quarterly; the debentures are convertible into common stock at any time at the holder's option at the lesser of $.04 per share or 50% of market value (the debt discount of $65,000 assigned to this beneficial conversion feature was recorded as additional paid-in capital and debt discount was amortized as interest expense in the quarter ended May 31, 2000 because debentures are convertible at any time at holder's option); the debentures also have warrants to purchase 4,000,000 shares of common stock at 110% of the market value on the closing date - the warrants have a five-year life and are exercisable immediately (using an option pricing model, the warrants were valued at $280,000 using the following assumptions: no expected payment of dividends, expected lives of warrants of three years, a risk free rate of 6.5% and a volatility of 75%.) (the $280,000 was recorded as additional paid-in capital and a debt discount and is being amortized to interest expense over the term of the related debentures and which amounted to $163,333 for the nine months ended November 30, 2000); the debenture holders also have certain rights in the event the Company files a registration statement.

NOTE  6.  COMMON STOCK

               In January 2000, the Company entered into an agreement to issue 50,000 stock options per month for twelve months to a non-employee for consulting services to be rendered during calendar year 2000. The options are exercisable at $.01 per share and have no expiration date. In accordance with SFAS No. 123, "Accounting For Stock-Based Compensation", the Company recorded an expense of $58,500 and an increase to additional paid in capital for such options issued during the months of March through November 2000. The method of determining the expense was based on using an option pricing model with certain assumptions, including a risk free interest rate of 6.5%, volatility of 75%, expected lives of options of five years and no expected payment of

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999


NOTE  6.  COMMON STOCK (CONTINUED)

          dividends. The weighted average grant-date fair value of options granted was $.13 per share.

               During the nine months ended November 30, 2000, the Company received $1,195,000 (net of $82,453 of financing costs) from the issuance of 45,758,200 shares of common stock through private placements to various investors and the issuance of 3,500,000 shares related to the exercise of stock options at $.01 per share.

               The Company converted approximately $129,113 of accounts payable, notes and loans payable and related accrued interest into 5,849,009 shares of common stock based upon negotiated conversion prices with the debtors.

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

               From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The benefits to the Company from these transactions are as follows:

               . Reduced use of cash which allows it to devote the maximum resources to expanding the business;

               . Increased awareness of the Company which provides the opportunity for greater stock support;

               . Creates positive relationships as share price appreciation occurs.

               The dollar value of these activities included in the selling, general and administrative expenses for the nine months ended November 30, 2000 was $ 600,110. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. For transactions recorded at the fair value of the Company's common stock issued, a 20% discount was applied due to certain trading restrictions placed on such shares, which limited the transferability of such shares until after a twelve month holding period. The number of shares of common stock issued for services performed for the nine months ended November 30, 2000 was 9,651,452.

NOTE  7.  INCOME TAXES

               The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred no income tax expense for the nine months ended November 30, 2000 or 1999 due to net operating losses incurred.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999


NOTE  8.  COMMITMENTS

          Employment Agreement

            The Company has an employment contract (the "agreement") with its President through January 1, 2005, which provides for minimum annual salary and bonuses based on Company revenues. The agreement also provides for one-year extensions every January 1 unless notice is given by the Company.

          Licenses

            The Company has entered into various licensing agreements (the "agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters as well as certain accessories containing logos and names of professional minor league and college sports teams. The agreements expire at various dates through 2003 and generally require the Company pay a royalty of 9% or 10% of sales, with certain minimum royalty payments required. The total remaining minimum guaranteed royalty as of November 30, 2000 for all agreements is approximately $470,000, of which the Company has paid $125,000.

          Consulting Agreement

            During 2000, the Company entered into a consulting agreement with an investment advisor for the period March 2000 through February 2001 requiring monthly payments of $5,000.

NOTE  9.  STATEMENT OF CASH FLOWS

            During the nine months ended November 30, 2000, the Company entered into the following non-cash transactions:

            Converted approximately $129,113 of notes and loans payable and related accrued interest into 5,849,009 shares of common stock.

            Issued a note payable for $40,000 to a shareholder as consideration for waiving certain anti-dilution privileges.

            Issued a note payable in the amount of $26,200 for the purchase of property and equipment.

            Recorded the following respect to two business combinations entered into in 2000:

            . Issued a note payable for $30,000 as part of the acquisition of Rooter Rattle, LP.

            . Issued 4,678,334 shares of common stock valued at $850,625 for the acquisition of two companies.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999


NOTE 9.    STATEMENT OF CASH FLOWS (CONTINUED)

               .   Goodwill of approximately $1,427,000
               .   Assets purchased and liabilities assumed are as follows:

                 Inventories                                       $   82,906
                 Accounts receivable                                  104,757
                 Other assets                                          11,821
                 Property and equipment                                 2,243
                                                                   ----------
                                                                      201,727

                 Accounts payable and accrued expenses                358,359
                                                                   ----------

                 Net assets acquired (liabilities assumed) in
                  business combinations                             ($156,632)
                                                                   ==========

           Cash payments for interest expense were immaterial for the nine months ended November 30, 2000 and 1999.

NOTE 10.   SUBSEQUENT EVENTS

               Subsequent to November 30, 2000, the following occurred:

                 The Company issued notes payable and convertible subordinated debentures for cash proceeds of $117,000.

                 The Company received $24,900 for sales of 2,635,000 shares of Company common stock to various investors.

                 The Company has entered into a "Master Purchase and Sales Factoring Contract" (the agreement) with a factor. The agreement will allow the Company to sell certain accounts receivable up to $250,000 in total to the factor subject to approval by the factor. There is recourse to the Company in the event of non-payment by the customer.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


General
-------

     The Company earns revenues from distributing high-end and novelty products related to both the entertainment and sports industries and sells those products through retailers, distributors, department stores, the Internet and catalogers. During the nine months ending November 30, 2000, a licensing agreement was signed with IMS Properties and Titan Motorcycle Company of America for the manufacture, sale and distribution of a limited edition replica of the Indy 500 Titan Motorcycle. The Company also signed a licensing agreement with Chicken Soup for the Soul Enterprises, Inc. for the manufacture, sale and distribution of more than two-dozen collectibles to be sold in bookstores and other retail chains. The collectibles will include penholders, nightlights and sports-related items such as tennis rackets covers, all carrying an inspirational phrase from a Chicken Soup book. Additionally, the Company signed a licensing agreement with Stan Lee Media, Inc. to develop collectibles based on Stan Lee's signature style and global lifestyle brand, as well as his latest project, the 7/th/ Portal- a team of 21/st/ Century Super Heroes and Super Villains. The collectibles will include sculptures, lithographs, pins, bookends, desk sets and fountain pens based on the image of Stan Lee, the image of "Evil Stan" - the alter ego of Stan Lee and the 7/th/ Portal. The license agreement also includes rights to develop merchandise in connection with a theatrical release of a "7/th/ Portal" feature film during the term of the agreement

     During the nine month period ended November 30, 2001, in an effort to expand its revenue base, and become a broad based sports and entertainment products company, the Company entered into several additional license agreements. The Company signed an agreement with master artists Boris Vallejo and Julie Bell to extend their fine art mastery into the Company's product line. Their work has graced movie posters, novel covers and calendars. The first products of the series will be collectible wall scrolls featuring digitally mastered images derived from hand painted fantasy art from the "Master Touch" collection of Boris and Julie. These wall scrolls will be available for distribution in early January 2001. The company also signed a licensing agreement with Marvel Enterprises, Inc. to create a variety of merchandise based on well known characters within the Marvel Universe, including Spider-Man, Captain America, Wolverine, Dr. Doom, Daredevil and Magneto. The licensed articles will initially include replicas and wall scrolls. The Company plans to release a line of desktop sculptures such as Helmets, Masks and Weapon Replicas featuring these Marvel super heroes and villains. The Company is awaiting approval of prototypes from Marvel and does not have a definite time when these
products would be available for distribution.   The Company also signed a
licensing agreement for the Company's Team Sport Division to distribute the "Tattle Tail", which is a stylized cloth lanyard that serves as a holder for remote controls. Initially, the Tattle Tails (TM) marketed by the Company will contain licensed team logos including Major and Minor League Baseball, the American and East Coast Hockey Leagues, Arena Football, select universities and the National Professional Soccer League. A full-page advertisement for these products appeared in the 2001 edition of Media File and Media File on-line, the advertising specialty industry bible, published by the Advertising Specialty Institute ("ASI").

     Subsequent to November 30, 2000, the Company signed a license with The Jim Henson Company for products related to the hit sci-fi series Farscape. The Company will be producing resin sculptures, spaceships, transport vehicles, jewelry replicas, weapons replicas in two scales and other key icons for use as Desk Top Collectibles. The signing of this agreement was part of the Company's ongoing plan to become a broad based sports and entertainment products company.

     Also, completed during the nine months ending November 30, 2000 was a website devoted to the "Golden Age of Baseball" (www.collectbaseball.com) with Bill Gilbert, a nationally known writer ("The Duke of Flatbush"), hosting a weekly column.

     The Company's fiscal year ends February 28 (or 29). References to fiscal years mean fiscal years ending on February 28 (or 29) of that year. For example, fiscal year 2000 is the twelve month period ended February 29, 2000.


     In it's continual search to even out the fluctuation in the Company's revenue cycle, the Company made two acquisitions during the nine months ended November 30, 2000. On June 5, 2000, the Company acquired 100% of the outstanding common shares of Music Art Corporation ("Music Art") for 1,000,000 shares of Company common stock. The 1,000,000 shares of common stock issued to acquire Music Art was valued at approximately $300,000, based upon the Company's guarantee of the fair market price of the Company's common stock one year from the issuance date. The excess of acquisition cost over the fair value of net assets was approximately $377,000, which is being amortized over seven years beginning in June 2000. Music Art is primarily engaged in the business of creating, marketing and distributing limited edition lithographs derived from artwork used on music albums and other music collectibles. Music Art also has a license with Phil Ceccola, a photographer of many rock bands, to distribute signed photographs of Bruce Springsteen. The Company also plans to market Music Art products to retailers on its recently launched website, www.collectmusicart.com.

     The second of these acquisitions occurred on August 2, 2000, when the Company acquired Rooter Rattle, L.P. in consideration of $965,000, payable as $390,000 in cash, a $30,000 note payable and 3,663,334 Shares of Common Stock issued at a value of $545,000 based upon the trading price of the Company's common stock on the acquisition date, which was $.15 per share. The acquisition was accounted for as a purchase. Rooter Rattle markets novelties bearing the Logos of professional and amateur sports teams under license from the teams.
The excess of acquisition costs over the fair value of net assets was approximately $1,050,000 which will be amortized over seven (7) years beginning August, 2000. The Company also entered into an Employment Agreement with a former officer of Rooter Rattle, L.P. as part of the transaction.

     The Company, during the nine months ending November 30, 2000, continued to invest in its infrastructure by hiring experienced professionals for three newly created positions: Chief Operating Officer, National Sales Manger, and Director of Purchasing and other staff as needed to support the acquisitions and expanding websites. The Chief Operating Officer left the Company in March 2001 to pursue other interests, but continues to provide services to the Company on a per diem basis.

     Cost of sales for the nine months ending November 30, 2000 were comprised of costs associated with the sale of the products related to the Austin Powers and X-Men movies, Team sports Products as well as sales from its sports memorabilia. Costs also include the cost of the product and related freight and handling charges. These products are contract manufactured for the Company by both domestic and foreign companies to specifications developed by the Company and approved by the various licensors. Even though the Company does not feel this places it at risk for filling future orders on a timely basis, it has developed relationships with alternate suppliers for most of its products. Several of its manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs the Company would incur if the product was first shipped to its location. The Company also feels it is not at risk for any currency fluctuations in its dealing with its foreign manufacturers since all orders are based on U. S. dollars and the Company does not have any long term purchase commitments.

     Selling, general and administrative expense consists of payroll and related fringes, royalties, commissions paid to manufacturers sales representatives, and advertising, rent, depreciation and other related fixed overhead expenses. Also included in this category are the expenses related to the replication of movie props to ready them for mass production by the contract manufacturers, as well as the non-cash costs related to services satisfied by the issuance of Company stock. The services provided were in direct support of the operations of the Company on both an ongoing basis and in anticipation of the increased business expected from the sales of product related to the X-Men movie. As the Company grows, through acquisitions and the sales of current product, it anticipates it will have to rely less on the issuance of stock for services due to increased cash flow as well as its access to capital increases. The benefits to the Company from these stock transactions are reduced use of cash which allowed the Company to devote the maximum resources to expanding the business. For recording purposes, the Company valued these services at the fair market value of the services rendered or the fair market value of the stock at time of issuance, whichever is more readily determinable. The Company capitalizes the tooling costs of movie props. Only the tooling costs of a product to be made and sold have been capitalized and no other development costs are capitalized. The Company capitalized $23,304 in tooling costs in the nine months ended November 30, 2000, none of which occurred in the three (3) months ended November 30, 2000. All other pre-production costs are expensed. Other pre-production costs include prototypes and samples of packaging, display and products. All expensed pre-production costs, and the amortization of capitalized tooling costs, are included within selling, general and administrative expenses. Costs of manufacturing products for sale are included within costs of sales.

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

     As of November 30, 2000 the Company had an accumulated deficit of $10,820,593. This deficit arose from operating losses and not any particular transaction or transactions. The Company has not generated sufficient revenues to meet its operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The added revenue generated by the acquisitions of Music Art and Rooter rattle, along with the release of the X-Men movie on videotape in November 2000 and the revenue generated from its new licenses, all are expected to improve this situation.

     The Company has taken significant steps to ensure its fiscal viability in the future and continues to pursue additional licenses to even out any fluctuations in the revenue stream. It is also looking to acquire companies that have licenses not only related to movies and entertainment industry but in the sports area.

     The Company shipped X-Men products with a sales price in excess of $513,600 as of November 30, 2000. The royalties payable on these sales are in excess of the minimum required royalty for X-Men products. The Company has not yet had any sales of Terminator products, and does not anticipate to begin selling Terminator products unless a new Terminator movie is released. The Company anticipates that another Terminator movie may be released in 2001. If a new movie is released, the Company will be prepared with product and believes it will able to sell enough product to justify its minimum royalty. The Company also has not had sales of Austin Power products sufficient to pay the minimum royalty at the contractual royalty rates. The Company believes that there will be another Austin Powers movie released in 2002, and the Company will be prepared with product upon that release and will generate significant sales of Austin Power products. The Company's license for Austin Powers products expires in 2001. However, the Company believes that both the term of the license and the period in which it has to meet the minimum royalty will be extended through 2002. If new movies are not released, or if the Company does not realize significant sales if new movies are released, the Company might be required to use other sources of revenue to pay the remaining $15,000 in royalties on Terminator products and the remaining $70,000 of minimum royalties on the Austin Powers products. As previously mentioned during the quarter ending November 30, 2000, the Company signed a license with Marvel Enterprises. Currently the Company is just in the beginning phases of obtaining product approval from Marvel Enterprises. The royalty rate for this license is 12% of sales with a minimum royalty of $75,000 of which $40,000 has been paid as of November 30, 2000 the balance of the minimum royalty payment has to be made by the December 31, 2003 expiration date of the license. Based upon the Company's current distribution channels as well as the Company's previous success with Marvel products, the Company believes that it will generate sufficient revenue during the life of the license to meet it's minimum royalty commitment. During the quarter ending November 30, 2000, the Company signed a licensing agreement to distribute, through its Team Sports division, the "Tattle Tail". The royalty rate for this license is 7% of sales and a minimum royalty amount of $84,000 is payable by November 30, 2003 expiration date of the license. Based upon the Company's current channels of distribution within the Team Sport Division, the Company believes that it will generate sufficient revenue to meet it's minimum royalty commitment.

Results of operations
---------------------

Three Months Ended November 30, 2000 compared to Three Months Ended November 30,
--------------------------------------------------------------------------------
1999.
-----

     Net revenue for the quarter ended November 30, 2000 was $293,394, comprised of sales of X-Men product of approximately $100,000, sales of plate-signed lithographs from Rolling Stones album covers and tour art of approximately $11,000, sales from the Team Sports product lines of approximately $166,000, sales from the collectbaseball.com website of approximately $9,000, and the balance from the sale of Austin Power products. Revenue for the quarter ended November 30,1999 was $121,870, comprised predominantly of sales of Austin Powers products.

     Cost of sales for the quarter ended November 30, 2000 increased by $72,640 from the quarter ended November 30, 1999. This increase was mainly attributable to the increased volume of sales, primarily products related to the X-Men movie, the collectbaseball.com website, and the two acquisitions made during the quarter. Cost of sales as a percentage of revenues decreased to 47.3% for the quarter ending November 30, 2000 as compared to 54.3% for the same period last year. The decrease in cost of sales as a percent of revenues for the quarter ending November 30, 2000 is primarily due to the Team Sport product line and fewer sales made to wholesalers of the X-Men product who were given volume discounts.

     Selling, general and administrative expenses for the quarter ended November 30, 2000 increased to $720,217 from $462,415 for the quarter ended November 30,1999. For the quarters ended November 30, 2000 and 1999, the services obtained with the issuance of stock were approximately $126,558 and $240,617 respectively. These services included internal accounting and financial services, internet website creation, marketing assistance, insurance program review, and general management consulting. Staffing increased to fourteen full time and two part consultants for marketing and licensing for the quarter ended November 30, 2000 as compared to three full time and two part time employees for the quarter ended November 30, 1999. As previously mentioned, the Company incurs charges to bring products to market. These charges relate to the cost for producing samples, as well as the related package design cost that must be approved by the licensee prior to full production runs of the product. For the quarter ended November 30, 2000 the Company incurred charges of approximately $25,000 versus cost of approximately $20,000 for the quarter ended November 30, 1999. Also included in the selling, general and administrative expenses for 2000 were approximately $43,000 and $124,900, respectively, for the operations of Music Art and Team Sports, two acquisitions completed during 2000. As a result of these acquisitions, the Company incurred additional costs related to the amortization of goodwill during the quarter ending November 30, 2000 of approximately $37,500 as compared to $0 for the quarter ending November 30, 1999.

     The Company incurred interest expense of approximately $69,900 for the quarter ended November 30, 2000 as compared to approximately $23,700 for the quarter ended November 30, 1999 due to increased borrowings

     As a result of the above, the Company had a net loss of $635,516 for the quarter ended November 30, 2000 as compared to a net loss of $430,434 for the quarter ended November 30, 1999.

Nine Months Ended November 30, 2000 compared to Nine Months Ended November 30,
------------------------------------------------------------------------------
1999.
-----

     Net revenue for the nine months ended November 30, 2000 was $761,852, comprised of sales of X-Men product of approximately $513,600, sales of plate-signed lithographs from

Rolling Stones album covers and tour art of approximately $16,700, sales from the Team Sports product lines of approximately $208,900, sales from the collectbaseball.com website of approximately $13,000 and the balance from the sale of Austin Power products. Revenue for the nine months ended November 30,1999 was $285,420, comprised predominantly of sales of Austin Powers products.

     Cost of sales for the nine months ended November 30, 2000 increased by $315,589 from the nine months ended November 30,1999. This increase was mainly attributable to the increased volume of sales, primarily products related to the X-Men movies and the two acquisitions made during the quarter. Cost of sales as a percentage of revenues increased to 61.8% for the nine months ended November 30, 2000 as compared to 54.4% for the same period last year. The increase in cost of sales as a percent of revenues for the nine months ended November 30, 2000 over the nine months ended November 30, 1999 is primarily due to a charge for slow moving inventory of $30,000 and sales made to wholesalers of the X-Men product who were given volume discounts. Cost of sales , as a percentage of sales, was significantly higher in the full nine month period ended November 30, 2000 as compared to the final three months of that period primarily because a much lower portion of the Company's sales in the final three months were to wholesalers.

     Selling, general and administrative expenses for the six months ended November 30, 2000 increased to $2,531,594 from $1,991,044 for the same period last year. For the nine months ended November 30, 2000 and 1999 the services obtained with the issuance of stock included internal accounting and financial services, internet website creation, marketing assistance, insurance program review, and general management consulting were approximately $601,000 and $1,376,000 respectively. Staffing increased to fourteen full time and two part consultants for marketing and licensing for the nine months ended November 31, 2000 as compared to three full time and two part time employees for the same period last year. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the cost for producing the samples as well as the related package design cost that must be approved by the licensee prior to full production runs of the product. For the nine months ended November 30, 2000, the Company incurred charges of approximately $31,400 versus charges of approximately $39,900 for the same period last year. Also included in the selling, general and administrative expenses were those of the two acquisitions completed during 2000. The Music Art and Team Sport acquisitions contributed approximately $106,300 and $175,400 respectively of selling, general and administrative expenses during the nine months ending November 30, 2000. Due to acquisitions, the Company incurred charges related to the amortization of goodwill during the nine months ended November 30, 2000 of approximately $63,500 as compared to $0 for the same period last year.

     The Company incurred interest expense of approximately $386,800 for the nine months ended November 30, 2000 as compared to approximately $44,900 for the same period last year due to increased borrowings and the beneficial conversion calculation related to the application of EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added approximately $189,000 of interest expense for the nine months ended November 30, 2000.

     As a result of the above, the Company had a net loss of $2,627,307 for the nine months ended November 30, 2000 as compared to a net loss of $1,905,761 for the same period last year.

Liquidity and Capital Resources
-------------------------------

     As of November 30, 2000 the Company had a working capital deficiency of approximately $1,573,289 compared to a deficit working capital of $869,672 as February 29, 2000. The deficit working capital as of November 30, 2000 is a direct result of the unprofitable operations for the nine months ended November 30, 2000 that resulted in a cash used in operating activities of approximately $1,566,000. The Company had an ending cash balance of $1,588 at November 30, 2000.

     During the nine months ended November 30, 2000, the Company purchased computer equipment and a delivery van, and incurred tooling cost for approximately $76,000. The delivery van was financed through the credit company associated with the manufacturer of the vehicle. This note payable is approximately $25,200. The Company does not foresee any significant capital expenditures needed in the next three months.

     The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the nine months ending November 30, 2000, the Company received the following capital infusions: approximately $1,195,000 (net of fees) from issuance of common stock and exercise of stock options and approximately $542,000 (net of fees) in convertible debentures and other borrowings. Additionally, during this period the Company received notices requesting conversion from the holders of convertible debentures and demand notes of approximately $121,000, $10,000 of which was originally issued in this period. These instruments were convertible into 5,555,849 shares of common stock.

     During the nine months ended November 30, 2000, the Company started making payments on approximately $54,000 of demand notes. These notes were originally scheduled to be paid by December 31, 2000. Subsequent to November 30, 2000, the Company ceased making payments on certain demand notes. In the past, the Company has been successful in renegotiating terms on its debt. $19,312 in principal amount of these notes was outstanding on November 30, 2000. The Company is confident that it will be successful in renegotiating payment terms on these demand notes.

     An event of default has occurred regarding the $400,000 in convertible debentures in that the Company did not have an effective registration statement within 150 days of the debenture sale. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. Company's financial advisor has informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders.

     Subsequent to November 30, 2000, the Company has received approximately $141,900 of cash financing through the issuance of debt and stock.

     The Company, subsequent to November 30, 2000 entered into a "Master Purchase and Sales Factoring Contract" with a factor. The agreement will allow the Company to sell certain accounts receivable up to $250,000 in total to the factor subject to approval by the factor. The discount rate on sales to the factor is approximately 3% per month. There is recourse to the Company in the event of non-payment by the customer. The factoring agreement will substantially improve the cash flow cycle for the Company and will enhance the Company's ability to accelerate the revenue growth.

     As of November 30, 2000, the Company had $442,930 in outstanding notes and loans payable and $407,996 in outstanding convertible debentures net of contra discount of approximately $190,000 related to the 4,000,000 warrants issued with the convertible debenture of $400,000 as mentioned in a preceding paragraph. The Company also made approximately $44,000 of scheduled payments against the remaining debt that matures at varying dates through February 2001. The Company believes its cash flow from operations will be sufficient to satisfy these debts given the continued success of the X-Men movie, revenues from its collectbaseball.com website, revenues from the sales of Music Art product, revenues from products from Team Sports and the recent addition of it's accounts receivable and purchase order financing credit facilities. The Company's Team Sports subsidiary is expected to experience seasonality weighting sales to the earlier part of the year as this is the period when its customers order baseball related products. The Company also anticipates revenues from licenses signed subsequent to November 30, 2000. In addition, the Company has been successful at renegotiating the repayment terms on its debt in the past and feels that it would be able to do so in the future if needed. However there is no guarantee that it will continue to be successful in renegotiating the payment terms on it's debt and may need outside capital.

Forward Looking Statements
--------------------------

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

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

     During the quarter ended November 30, 2000, no legal proceedings became reportable and no material events occurred in any previously reported legal proceeding.

Item 2.   Changes in Securities and Use of Proceeds

     During the Company's fiscal quarter ended November 30, 2000 the Company issued the following shares of common stock to the following individuals, all of whom were existing shareholders, for cash on the following terms. The shares purchased by Paul Lipschutz, the Company's President, were purchased pursuant to the exercise of an option by him. Robert Gollon was an officer and director of the Company at the time of his purchase.


Kenneth Volstad        700,000 shares      $ 7,000
Roy Maiwurm            3,400,000 shares    $34,000
Roy Mittman            9,000,000 shares    $90,000
Jack Gough             500,000 shares      $ 5,000
Doris Barnhill         300,000 shares      $ 3,000
Steve Richardson       100,000 shares      $ 1,000
Susan Smith            100,000 shares      $ 1,000
Robert & Diane
 Wotherspoon           500,000 shares      $10,000
David Gold             100,000 shares      $ 2,000
David and Risa
 Altman                250,000 shares      $ 5,000
Jonathan and Sue
 Shoolman              500,000 shares      $10,000
Aaron Shoolman         250,000 shares      $ 5,000
Barry and Mary Beth
 Ford                  250,000 shares      $ 5,000
Morrie Gold            500,000 shares      $10,000
Jeffrey Gold           500,000 shares      $10,000
Paul Lipschutz         3,500, 000 shares   $35,000
Robert Gollon          1,000,000shares     $20,000

     During this fiscal quarter, the Company issued 500,000 shares for no additional consideration in settlement of anti-dilution rights held by Paula Singh. The rights to the issue of these shares had accrued more than one year before.

     Also during this quarter, the Company issued 1,998,752 shares for services to 18 individuals and one company. These shares had an aggregate fair market value of $153,822, based on the market price on the dates of issuance. The Company accounted for these based on a discounted value of $123,058 due to the shares being restricted stock. A total of 550,000 of these shares were issued to officers of the Company. The shares issued to the officers had fair market values of $.05 and $.07, and were accounted for at discounted prices of $.04 and $.052 per share.

     The Company relied upon the exemption provided in Section 4(2) of the Securities Act of 1933 in connection with the above-referenced transactions. The Company relied on Section 4(2) with respect to these transactions (or with respect to the original transactions in the case of anti-dilution rights) as no public solicitation was employed, the shares bore restrictive legends, and the acquirers of the shares had access to the type of information which would be contained in the Registration Statement and had sufficient sophistication so as to not require the protection afforded by the Registration under the Securities Act. Each of the purchasers of the Company's securities was given the opportunity to ask questions of and receive answers from Company management. No commission or other remuneration was paid or given in connection with the offer and the sale of the securities.

Item 3.   Defaults on Senior Securities

     The Company is in default under the $400,000 in convertible debentures that the Company issued on May 3, 2000. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required. The Company's financial advisor has informed the Company that the debenture holders do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The debentures are secured substantially all of the Company's assets.

Item 4.   Submission of Matters to Vote of Security Holders.

     Not Applicable

Item 5.   Other Information

          Subsequent to November 30, 2000, On March ___, 2001, Robert Gollon, the Company's Chief Operating Officer, and a director, resigned as an employee, officer and director to pursue other interests. He continues to provide services to the Company on a per diem basis.


Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits.

          None

      (b) Reports on Form 8-K.  None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned.

DATE:  May 16, 2001.

                      COLLECTIBLE CONCEPTS GROUP, INC.


                      By:  /s/ Paul S. Lipshutz
                         _______________________________________
                         Paul S. Lipschutz, President

                      By:  /s/ Jeffrey Andrews
                         _______________________________________
                         Jeffrey Andrews, Chief Financial Officer and Principal Accounting Officer