Form 10KSB40
period 2001-02-28
COLLECTIBLE CONCEPTS GROUP INC
filed 2001-11-21
CIK 1106946

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2001.

[_]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission file number            000-30703
                        -------------------

                        COLLECTIBLE CONCEPTS GROUP, INC.
-----------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

           Delaware                             95-4026880
-----------------------------------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

                   1600 Lower State Road, Doylestown, PA 18901
--------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  (215) 491-1075
                          ----------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
             Common Stock, $.001 par value
             -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes             No      X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ x ].

The issuer's revenues for its most recent fiscal year are: $804,983.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 4, 2001: Common Stock, par value $0.001 per share -- $4,397,787. As of September 4, 2001, the Registrant had 293,185,826 shares of common stock issued and outstanding.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

a) Business Development

Background. Collectible Concepts Group, Inc. ("CCGR" or the "Company") was originally formed on March 1, 1986 as "Amour Corporation". It changed its name to "Bard Sports Corp." in September 1988, and changed its name again on February 28, 1993 to "USA Sports Corp". The Company most recently changed its name to "Collectible Concepts Group, Inc." on April 27, 1999. The Company is incorporated under the laws of the State of Delaware.

The Company is focused on creating and distributing high-end and novelty products related to both the entertainment and sports industries. During fiscal 2000, the Company's revenues were primarily derived from the sale of collectible products related to the Austin Powers films. In May 1999, the Company was granted licensing rights by New Line Cinema to manufacture, sell and distribute collectibles relating to the Austin Powers films. The Company has shipped orders of Austin Powers merchandise to approximately 4,500 retailers since production began in June 1999.

In November, 1999 the Company was granted a non-exclusive license by Marvel Characters, Inc. to sell and distribute novelties and collectibles based upon certain X-Men character props as they appear in the X-Men film scheduled to be released in July 2000.The company shipped orders during year ended February 28,2001. The Company also has non-exclusive licenses to sell and distribute novelties and collectibles based on props from the Terminator movies. . During the year ended February 28, 2001, a licensing agreement was signed with IMS Properties and Titan Motorcycle Company of America for the manufacture, sale and distribution of a limited edition replica of the Indy 500 Titan Motorcycle. During the year ended February 28, 2001 the Company also signed a licensing agreement with Chicken Soup for the Soul Enterprises, Inc. for the manufacture, sale and distribution of more than two-dozen collectibles to be sold in bookstores and other retail chains. The collectibles will include penholders, nightlights and sports-related items such as tennis rackets covers, all carrying an inspirational phrase from a Chicken Soup book. Additionally, the Company signed a licensing agreement with Stan Lee Media, Inc. to develop collectibles based on Stan Lee's signature style and global lifestyle brand, as well as his latest project, the 7th Portal- a team of 21st Century Super Heroes and Super Villains. These collectibles will include sculptures, lithographs, pins, bookends, desk sets and fountain pens based on the image of Stan Lee, the image of "Evil Stan" - the alter ego of Stan Lee and the 7th Portal. The license agreement also includes rights to develop merchandise in connection with a theatrical release of a "7th Portal" feature film during the term of the agreement which expires May 1, 2003. During the year ended February 28, 2001, in an effort to expand its revenue base, and become a broad based sports and entertainment products company, the Company entered into several additional license agreements. The Company signed an agreement with master artists Boris Vallejo and Julie Bell to extend their fine art mastery into the Company's product line. Their work has graced movie posters, novel covers and calendars. The first products of the series will be collectible wall scrolls featuring digitally mastered images derived from hand painted fantasy art from the "Master Touch" collection of Boris and Julie. The company also signed a licensing agreement with Marvel Enterprises, Inc. to create a variety of merchandise based on well known characters within the Marvel Universe, including Spider-Man, Captain America, Wolverine, Dr. Doom, Daredevil and Magneto. The licensed articles will initially include character replicas and wall scrolls. The Company plans to release a line of desktop sculptures such as Helmets, Masks and Weapon Replicas featuring these Marvel super heroes and villains.

The Company is awaiting approval of prototypes from Marvel and does not have a definite time when these products would be available for distribution. The Company also signed a licensing agreement to distribute the "Tattle Tail", which is a stylized cloth lanyard that serves as a holder for remote controls. Initially, the Tattle Tails TM marketed by the Company will contain licensed team logos including Major and Minor League Baseball, the American and East Coast Hockey Leagues, Arena Football, select universities and the National Professional Soccer League. A full-page advertisement for these products appeared in the 2001 edition of Media File and Media File on-line, the advertising specialty industry bible, published by the Advertising Specialty Institute ("ASI"). The Company also signed a license with The Jim Henson Company for products related to the hit sci-fi series Farscape. The Company will be producing resin sculptures, spaceships, transport vehicles, jewelry replicas, weapons replicas in two scales and other key icons for use as Desk Top Collectibles. The signing of this agreement was part of the Company's ongoing plan to become a broad based sports and entertainment products company.

The Company sells its products through retailers, distributors, department stores and catalogers. Currently CCGR has placed its products in over 4,500 retail locations including Spencer Gifts, Claire's Boutique, Musicland, TowerRecords, Halloween and costume shops, and a growing list of retailers. CCGR has expanded its marketing horizons to Internet E-commerce, with its websites:
Austin Powers Collector's Club.com, Mini-V.com, collectbaseball.com, X-Menclub.com and soon to go online Terminator website. In addition, CCGR's products are sold on many significant E-commerce sites for this type of merchandise, including Amazon.com, BigE.com, Newline.com, Toysrus.com, iQVC.com, Moletown.com, Musicland.com, Boscos.com, Anotheruniverse.com, Galacticquest.com, and Nightflightcomics.com. The Company believes that it is respected for the quality and authenticity of its merchandise.

Prior Operations. The Company was incorporated in Delaware on March 1, 1986 to engage in the business of custom designing and importing sports equipment and accessories. In 1991, the Company acquired the marketing rights to All Sports Tattoos, a collection of removable tattoos licensed by the Collegiate and National Football League. In October 1993, the Company acquired all of the outstanding capital stock of Sports World Production, a corporation engaged in the business of producing sports collectibles and organizing and promoting sports autograph shows. In 1994, the Company established USA Tellcards, a new division formed for the purpose of creating and marketing collectible and promotional prepaid phone cards. In February 1995, the Company purchased an 80% interest in USA Diversified Plastics, Inc., a corporation that was formed for the purpose of manufacturing point-of-purchase plastic products and phone cards for wholesale distribution. In 1996, the Company acquired the Atlantic City Seagulls, a franchise purchased from the United States Basketball League. The Company operated the franchise for one year as a general partner. The Company discontinued operations in All Sports Tattoos, Sports World Production in 1995, and USA Tellcards and USA Diversified Plastics in 1996. In 1995 and 1996, the basketball team and other operations were discontinued because they were not profitable, the Company lacked working capital to support them, and because management had identified more promising opportunities.

The Company acquired its current management team in 1992. Since this change in management, the Company has engaged in various business activities relating to marketing of sports-related events and collectibles. As discussed in greater detail below, the Company is now focused on creating and distributing high-end and novelty products related to both the entertainment and sports industries.

(b) The Company's Business:

The Company's Current Product Lines.

The Company believes it has developed a successful process for identifying, designing and marketing unique products for its target markets. The Company's development process includes researching, developing and effectively merchandising and packaging its products in a manner consistent with its product image. The Company enhances its product development process by giving careful attention to design and price points and through its proven method of testing new products with selected retailers and consumers prior to introduction. The Company believes that its close relationships with its suppliers, retailers and customers allow it to quickly introduce new products, accurately estimate consumer demand, promptly identify new product categories and trends regarding existing lines, and substantially reduce development costs.

In the calendar year 1998, substantially all of the Company's revenues were derived from the sale of the Company's Stadium Collectibles product line. The Stadium Collectibles product line includes a Yankee Stadium Lithograph, which contains an authentic piece of a bench that was housed in Yankee Stadium in 1973, and smaller segments of the same Yankee Stadium bench and authentic bricks from the Ebbets Field stadium rotunda. The Company's target markets for its Stadium Collectibles product line are sports fans and collectors. The Company intends to increase its efforts to reach the target market for its Stadium Collectibles through Internet links and its own website. The Company expects, but cannot guarantee, that the existing Stadium Collectibles line of products (the Yankee Stadium Lithograph, bench and bricks) will be expanded to include several additional products.

The Company's current business plan is to concentrate most of its effort on cultivating business relationships with film production companies that may lead to opportunities for the Company to purchase licensing rights to market products that are based on motion pictures. To this end, the Company entered into a Merchandise License Agreement with Time Warner's New Line Cinema Division in May 1999 (the "New Line License" or "Agreement"). According to the New Line License, the Company was granted the exclusive right to manufacture, sell and distribute in the United States and Canada certain collectibles relating to the film "Austin Powers: International Man of Mystery" and its sequel, "Austin Powers:
The Spy Who Shagged Me," which was released in theatres in the summer of 1999. The license with New Line Cinema relates only to the manufacture, sale and distribution of the scaled models of props identified in this section. In exchange, the Company has agreed to pay New Line a royalty in an amount equal to ten percent (10%) of the Company's gross sales of the Austin Powers product line including those sold on the Austin Powers website, which includes the membership fee for the Austin Powers Club. In addition, pursuant to the Agreement, the Company has paid Thirty Thousand Dollars ($30,000) to New Line as a non-refundable advance (the "Advance"). The Advance will be applied against royalties derived from sales made by the Company pursuant to the New Line License. The Company also guaranteed that the minimum aggregate amount of royalties paid to New Line during the term of the Agreement (including the Advance) will be One Hundred Thousand Dollars ($100,000). The Company received revenues of approximately $273,000 from Austin Powers products in the year ended February 29, 2000, constituting approximately ninety-two percent (92%) of its revenues. Through February 29, 2000, the Company had paid New Line approximately Thirty Thousand Dollars ($30,000) in royalties. The Company received revenues of approximately $10,000 from Austin Powers products in the year ended February 28,2001 The Company has not been able to predict with any certainty the sales levels for the Austin Powers products. Since the last movie, product sales have not had any discernible pattern. The Company believes sales during the remaining months of the license will be at a level sufficient to cover the remaining royalty at the rate of 10% of gross sales, due to the release of the Austin Powers movies on DVD in early October 2000 and the release of new Austin Powers movies during the term of the license. The Company continues to receive revenues from these products but in an insufficient amount to meet its minimum royalty requirements. The Company believes that it will be in a better position to make significant sales if a new Austin Powers movie is released during the term of the License, as the Company will have product available immediately upon release of any new movie. However, if a new Austin Powers movie is not released, or if the Company is unable to generate significant sales even if an Austin Powers movie is released, the Company may be required to meet its minimum royalty requirements from other revenue sources. If the Company has not paid $100,000 in royalties within the term of the license, it will be required to pay the shortfall to New Line.

The Company considers the New Line License to be a major marketing and sales opportunity. The Company was granted the license to manufacture and market a unique line of collectible merchandise to commemorate the Austin Powers films. These collectibles include various props from the films, including replicas of Dr. Evil's ring, the Jumbo Jet, the Male and Female Charm Symbols and the Swinger License Plate.

The Company has also developed "The Bag of Shhh!," another collectible based on the Austin Powers films. "The Bag of Shhh!," based on a phrase used by Dr. Evil, a character in the films, is silver to match Dr. Evil's costume and bears the Dr. Evil company logo. When the bag is squeezed, it responds with an audible "shhh!." On October 1, 1999, the Company established "The Official Austin Powers Collectors Club" as part of its marketing program. The Company has established a website for this club at www.powersclub.com. For $19.95, the Club offers prospective members a unique set of items, not available elsewhere, (e.g. Dr. Evil's money clip, and Austin Powers computer wrist pad, etc) and a variety of other exclusive items, including "inside info" about Austin Powers and other film characters. The Club is promoted both on the Web (links and banners) and on radio and TV spots. The Company's target markets for its Austin Powers product line are fans of the Austin Powers films and collectors. The Company is obligated, under the terms of the licenses for the above-referenced products to pay a royalty to New Line Cinemas in connection with the sale of any products described in this paragraph.

Verne Troyer License and Website. The Company has an agreement with Verne Troyer, also known as "Mini V", who played Mini Me in the second Austin Powers film. Under this agreement, the Company operates a Mini-V fan club and website, and sells merchandise related to Mr. Troyer's character. Under the terms of the agreement, the Company is required to pay Mr. Troyer, on a monthly basis, two percent (2%) of gross revenues from the sales of all related products offered on the Company's internet sites, including membership sold for the "Mini-V Club". To date, the Company has not had any sales of the products offered under the agreement and no memberships have been issued for the "Mini-V Club". Accordingly, the Company has not performed any analysis relating to the sales of the products offered under the agreement. The Company is currently working with Mr. Troyer to develop new products related to his Mini V character to be sold on the website. The license and associated rights to Verne Troyer and the related "Mini-V" products expires December 31, 2001.

On May 3, 2000, the Company entered into a license with IMS Properties and the Titan Motorcycle Company ("Titan") with a term through December 21, 2002. The Company will offer and sell a Titan Indy Collectible Motorcycle Replica ("Indy 500") motorcycle under the terms of the agreement. The Company is required to pay a royalty to Titan of seven percent (7%) on sales of the Indy 500, with a minimum royalty of $20,000 by December 31, 2002. The Company paid a $10,000 advance against this minimum royalty in May, 2000. For the period beginning May 3, 2000 and ending September15,20,01 the Company had no sales and made no royalty payments to Titan.

On May 1, 2000 the Company entered into a licensing agreement with Chicken Soup for the Soul Enterprises ("CSSE"), with a term ending on December 31, 2002. The Company will offer and sell a line of products derived from Chicken Soup brand, including silver-like paper weights, paper clip holder, costume and fine jewelry along with other items under the terms of the agreement. The Company is required to pay a royalty of ten percent (10 %) on sales of the licensed products to CSSE, with a minimum royalty of $50,000. The Company paid $15,000 at the time of signing the license with $10,000 due upon the first shipment of product. No product under this license has yet been shipped. One half of the remaining minimum royalty ($12,500) is due on May 1, 2001 and the other half is due on May 1, 2002. The May1,2001 payment has been postponed until the Company starts shipping product. The Company anticipates shipping product towards the end of 2001.

On July 17, 2000 the Company entered into a licensing agreement with Stan Lee Media, Inc. ("Stan Lee"), with a term ending on May 1, 2003. The Company will offer and sell Stan Lee products including Stan Lee wall Scroll, pens and rings, lithographs, official Cross-like fountain pen, book-ends, and desk accessories, along with other items under the terms of the agreement. The Company is required to pay a royalty of ten percent (10 %) on sales of the licensed products, with a minimum royalty of $40,000. The Company was required to pay $20,000 at the time of signing the license with $20,000 payable no later than November 1, 2001. The Company has made these payments.

In November 1999, the Company signed a License Agreement with Marvel Characters, Inc., which grants the Company the non-exclusive right to market and sell in the U.S. and Canada novelties and collectibles based on certain X-Men comic character props that appear in the new X-Men full-length Twentieth Century Fox motion picture. The movie was released in July, 2000 and stars Patrick Stewart, Ian McKellan, Rebecca Romijn-Stamos and Halle Berry. The licensed articles include the following novelties: graduation rings, dog tags, pins and belt buckles. The licensed articles also include collectible resin replicas of the black jet and the team motorcycle, and resin or metal replicas of Cyclop's Visor, Magneto's Helmet, Professor X's Computer and other products. The Company expects products offered through this license will broaden its retail and e-commerce accounts. The Company has also been licensed to create an X-Men Collector's Club, which will be offered via website, direct mail brochures and display advertising in record and video stores. The Company is obligated, under the terms of the licenses for the above-referenced products to pay a royalty to Marvel Characters, Inc. in connection with the sale of any products described in this paragraph.

The Marvel license has a term through December 31, 2002. The Company is required to pay a royalty of ten percent (10%) on sales of licensed products, with a minimum royalty of $45,000, which has been paid. During year ended February 28, 2001, the Company had either shipped sufficient product or had orders in hand with an aggregate sales price which would require payment in excess of the minimum royalty.

In June 1999, the Company entered into licensing agreements with Canal+ DA of France and Creative Licensing to market products related to the films "Terminator" and "Terminator 2: Judgment Day," respectively. According to these licenses, the Company was granted rights to manufacture, sell and distribute certain collectibles relating to these films worldwide. In exchange, the Company has agreed to pay Canal+ DA and Creative Licensing ten percent (10%) of the Company's gross sales of the Terminator product lines under their respective licensing agreements. In addition, Canal+ DA and Creative Licensing each received a non-refundable $7,500 advance that will be applied against royalties derived from sales made by the Company pursuant to these license agreements. The Company also guaranteed that the minimum aggregate amount of $15,000, of which an additional payment 0f $3,750 was paid against the $15,000, in royalties will be paid to Canal+ DA and $15,000, of which an additional payment of $3,750 was paid against the $15,000, in royalties to Creative Licensing during the term of the licensing agreements. The licensing agreements expire on December 31, 2001. The Company has contracted the production of Terminator products, and the products are expected to be available in before the end of 2001. No products for this line have been produced to date. The Company expects, but cannot guarantee that there will be a strong demand for the Terminator products. The Company further anticipates that the demand for these products will increase upon the happening of the announcement of the next Terminator film. The Company believes that it presently has the capital resources to have the Terminator products manufactured and distributed.

In September 2000 the Company also signed a licensing agreement to distribute the "Tattle Tail", which is a stylized cloth lanyard that serves as a holder for remote controls. Initially, the Tattle Tails TM marketed by the Company will contain licensed team logos including Major and Minor League Baseball, the American and East Coast Hockey Leagues, Arena Football, select universities and the National Professional Soccer League. A full-page advertisement for these products appeared in the 2001 edition of Media File and Media File on-line, the advertising specialty industry bible, published by the Advertising Specialty Institute ("ASI"). The Company has paid the Licensor $5,000 in cash an issued 100,000 shares of the Company's common stock to the Licensor against the guaranteed minimum royalty payment of $85,000. The royalty rate for this product ranges from 3% to 7% depending upon sales volume. The license expires September 2003. The Company plans to introduce these products by the end of 2001.

Collectbaseball.com Website. In early May 2000, the Company launched the collect baseball.com website, which is devoted to baseball fans and baseball memorabilia collectors. While the website will offer memorabilia from different baseball eras, it is targeted to the "Golden Age" of baseball, in the 1950's and 1960's. The products offered on this website include a proprietary product, the Permagraph(TM), a product designed to preserve fragile autographs which are otherwise highly likely to deteriorate over time. Each Permagraph(TM) includes real autographs on enameled metal, mounted on an ebony-toned plaque. The collectbaseball.com site will also include authentic memorabilia including photos, autographs and artworks of such players as Hank Aaron, Mickey Mantle, Nolan Ryan, Ken Griffey, Jr., Cal Ripkin and Roberto Alomar. The collection offered on the site also includes signed baseballs, special lithographs of old baseball stadiums, such as Ebbets Field, and other collectibles. This site began producing a small amount of revenues for the Company shortly after its opening in May 2000. Some of the merchandise which the Company sells on this site is merchandise already in the Company's inventory. Other items are items the Company does not stock but orders for its own account only after a customer has ordered them from the Company's site. The Company records the full amount of the sale as revenue in both cases, with the cost or the purchase price of the acquired item recorded as costs of sales.

Music Art. On June 5, 2000, the Company acquired Music Art Corporation ("Music Art") in consideration of 1,000,000 shares of Company common stock . Through the transaction, Music Art became a wholly owned subsidiary of the Company. The Company acquired certain databases and the inventory of Music Art's music and entertainment memorabilia. The value of the inventory was $ 36,056 and computer equipment was $ 1,368, which represent the majority of the physical assets acquired. The purchase price for Music Art was negotiated between the president of Music Art and the president of the Company. Music Art's business consisted of the marketing and sale of reproductions of signed lithographs of the Rolling Stones and photos of Bruce Springsteen signed by famous rock photographer, Phil Cecola, a well known rock-and-roll group photographer. The tangible assets acquired primarily consisted Rolling Stones signed lithographs and photos of Bruce Springsteen signed by Phil Cecola. The Company did not acquire any new distribution channels through the transaction. The Company did acquire a database owned by Music Art, consisting of several thousand named persons who had purchased Music Art products in the past along with individuals and businesses who previously had been contacted by Music Art with a view to distribution of its products. The license relating to the Rolling Stones covers the marketing and sale of 16 signed in-plate lithographs based on their album covers and tour art. A royalty of twenty five percent (25%) is required to be paid based on net sales of these lithographs with a fixed minimum for framed and unframed pieces. The license agreement under which these products are being sold expired September 30, 1999 with subsequent sales being sold pursuant to an unwritten extension under the same terms and conditions as the license agreement. One of the major assets of Music art was its license with the Rolling Stones who were expected to extend Music Art's license in anticipation of going on tour. When the Rolling Stones decided not to go on tour until 2002 the Company decided to write down the goodwill associated with the purchase of Music Art. The write down of goodwill associated with this transaction during year ended February 28, 2001 was approximately $300,000 and is reflected in the "Statement of Operations" under the caption of "Impairment of long-lived assets". The Company anticipates obtaining other licenses for Music Art during fiscal 2002. The agreement with Phil Cecola for the marketing and sale of the 5 signed photos of Bruce Springsteen does not have a stated termination date and requires a royalty of twelve and one half percent (12-1/2%) of sales of these photos calculated on the wholesale price. During year ended February 28, 2001the Company had revenues from this product line of $24,694.

Team Sports. On August 2, 2000, when the Company acquired Rooter Rattle, L.P. in consideration of $965,000, payable as $390,000 in cash, a $30,000 note payable and 3,663,334 Shares of Common Stock issued at a value of $545,000 based upon the trading price of the Company's common stock on the acquisition date, which was $.15 per share. The acquisition was accounted for as a purchase. Rooter Rattle markets novelties bearing the Logos of professional and amateur sports teams under license from the teams. The excess of acquisition costs over the fair value of net assets acquired was approximately $1,050,000 which will be amortized over seven (7) years beginning August, 2000. The Company also entered into an Employment Agreement with a former officer of Rooter Rattle, L.P. as part of the transaction. As part of the sales agreement, the Company granted the sellers the option to acquire more stock of the Company if after one year from the acquisition the price of the Company's stock was not a least .15 cents a share. The Company also had the right to pay to the sellers the difference in cash between the market price of the stock and the original issue price of the stock. After evaluating the strategic alliance of this acquisition with the Company's current marketing goals, the management of the Company decided that it would be in the best interest of the shareholders of Collectible Concepts Group, Inc .to enter into discussions with the prior owners of Rooter Rattle, L.P. for them to reacquire Rooter Rattle, L.P. and for Collectible Concepts to become a distributor of Rooter Rattle's products. In anticipation of these discussions with the prior management of Rooter Rattle, L.P. the Company decided to write off a portion of the original goodwill. The Company wrote off approximately $500,000 of goodwill during year ended February 28,2001. The write down of goodwill associated with this transaction during year ended February 28, is reflected in the

"Statement of Operations" under the caption of "Impairment of long-lived assets". During year ended February 28, 2001 the Company had revenues from this product line of $256,076.

Planned New Product Line:

Baseball Hall of Fame Permagraphs. Each permagraph is a 1000 piece,
---------------------------------
limited-edition brass plate autographed and authenticated collectible, highlighting the Hall of Fame careers of such stars as, Robin Roberts, Jim Bunning, Duke Snider and Brooks Robinson. These items will be sold through its collectbaseball.comm. website.

Marvel Universe. CCGR obtained a License from Marvel Enterprises, Inc., the
---------------
world-renowned comic book and toy company, to use its characters in a wide range of products such as pins, desktop sculptures and wall scrolls. The Company has paid Marvel Enterprises $40,000against the guaranteed minimum royalty payment of $75,000. The royalty rate for these products is 12%. The license expires December 31, 2003. The Company plans to introduce these products by the end of 2001. Subsequent to the year ended February 28, 2001 the Company also signed a licensing agreement with Marvel enterprises administer the official Marvel Universe Fan Club The Fan Club is marketed in Marvel comic books, over the internet and other mediums. The Company anticipates opening the club for members by the end of September 2001.Currently the Company has approximately eight thousand requested members at approximately twenty dollars per member. The Company has paid $63,500 towards the minimum guaranteed royalty payment of $1,500,000. The balance of the royalty payments are due as follows: $86,500 is due currently, $150,000 is due December 31, 2001, and $200,000 is due on each of March 31, 2002, June 30, 2002, December 31, 2002, March 31, 2003, June 30, 2003
and December 31, 2003. The license expires December 31, 2003. The royalty rate for this license is 15%.

FarScape. The Company also signed a licensing agreement with The Jim Henson
--------
Company. The Company's Farscape products range from collectors pins and wall scrolls to replicas of featured spacecraft and other items used on the show. The Company has paid The Jim Henson Company $10,000against the guaranteed minimum royalty payment of $25,000. The royalty rate for these products is 10%. The license expires December 31, 2003. The Company plans to introduce these products by the end of 2001.

Planet Of The Apes. CCGR also signed a licensing agreement with Twentieth
------------------
Century Fox to produce a wide variety of collectibles for it's feature film. Licensed items include, desktop collectibles, decorative pins and wall scrolls. The Company has paid Twentieth Century Fox $15,000 against the guaranteed minimum royalty payment of $30,000. The other minimum royalty payments are $5,000 due June 30, 2002 and $10,000 due July 1, 2002. The royalty rate for these products is 10%. The license expires June 30, 2003. The Company plans to introduce these products by the end of 2001.

Three Stooges. Subsequent to February 28, 2001 the Company signed a licensing
-------------
agreement with Global Icons. The Company will be producing scrolls and desktop collectibles. The Company believes The Stooges have a universal appeal and this License isn't based on a movie coming out, even though Global Icons is talking about one for the near future. The Company has paid Global Icons $5,000 against the guaranteed minimum royalty payment of $10,000. The royalty rate for these products is 10%. The license expires December 31, 2003. The Company plans to introduce these products by the end of 2001.

Spiderman The Movie. Subsequent to February 28, 2001 the Company signed a
-------------------
licensing agreement with Spider-Man Merchandising L.P. The movie Spider-Man will be released May of 2002. Spider-Man was first introduced, by Marvel, to the world 38 years. The Company will be creating desktop collectibles, pins and scrolls. The Company has paid Spider-Man Merchandising L.P. $40,000 against the guaranteed minimum royalty payment of $80,000. The other minimum royalty payments are $20,000 due June 30, 2002 and $20,000 due December 31, 2002. The royalty rate for these products is 14%. The license expires March 31, 2003. The Company plans to introduce these products in early 2002 prior to the release of the movie.

Lord Of The Rings. Subsequent to February 28, 2001 the Company signed a
-----------------
licensing agreement with New Line Cinema. One of the "most read" series of books is now a trilogy of motion pictures from New Line Cinema to be release starting in December of 2001, with additional releases scheduled in December of 2002 & 2003. The Company will create products that will include wall scrolls depicting maps and family trees, movie scenes and characters, and desktop collectibles, including "the ring". The Company will pay New Line Cinema a guaranteed minimum royalty payment of $190,000. The minimum royalty payments are $40,000 due upon signing of contract, $35,000 due December 31, 2001, $32,500 due by June 30, 2002, $32,500 due by December 31, 2002, $25,000 due by June 30, 2003 and $25,000
due by December 31, 2003, June 30, 2002 and $20,000 due December 31, 2002. The royalty rate for these products is 14%. The license expires December 31, 2004. The Company plans to introduce these products prior to the release of the movies.

The Boys of Summer. The Company entered into an agreement with JMJ Films ("JMJ")
------------------
that entitles the Company to ten percent (10%) of JMJ's net revenue in a movie project titled, "The Boys of Summer." The terms of the arrangement between the Company and JMJ provided that the Company would advance JMJ an aggregate of $55,000 in consideration of the foregoing rights. Representatives of JMJ have assured the Company that it will be accorded favored status with respect to licensing rights to market memorabilia if the film is produced and distributed. The Company has not entered into a written contract providing for the licensing, the Company's rights to revenues in the future or the repayment terms for the $55,000. Consequently, the Company has provided a full allowance for this advance and no amount of this advance appears on the Company's balance sheet.

"The Boys of Summer" is based on a book by the same name that was written by famed sportswriter Roger Kahn. The book was published by Harper Collins and is now in its 42nd printing. Production of the film has not begun and is contingent upon JMJ negotiating acceptable terms for financing and distribution of the film. There can be no assurance that the movie will receive adequate funding or that the Company's loan will be repaid. The Company has fully reserved the loan in the Company's financial statements. In addition, contracts relating to the financing and distribution of the film may restrict the Company's right to market memorabilia based on the film.

S. D. Studios, Inc. In 1997, the Company entered into an Option agreement with S.D. Studios, Inc. ("SDS"). SDS is a manufacturer, distributor and marketer of high-end replicas of props and weaponry for motion pictures and television shows. SDS had obtained a license to manufacture collectibles based on motion pictures depicting the characters James Bond and Judge Dredd. On January 1, 1998, the Company exercised its Option and acquired a 51% ownership interest in SDS from existing SDS shareholders, and, in exchange, the Company issued 1,200,000 shares of the Company's Common Stock to SDS and agreed to make its best efforts to reduce approximately Two Hundred and Fifty Thousand Dollars ($250,000) in debt incurred by SDS (the "Indebtedness"). At the time of the Separation Agreement (as discussed below), any unpaid balance remaining on the Indebtedness became the responsibility of SDS. Later in 1998, the Company acquired an additional 16% ownership interest in SDS in exchange for an additional 500,000 shares of Common Stock of the Company.

Some time after its acquisition of ownership in SDS, the Company encountered policy differences with SDS' management and decided that it would shift its resources towards developing collectibles for a more youthful market. To this end, the Company entered into a Business Separation Agreement with SDS on April 28, 1999 (the "Separation Agreement"). Except as provided below, SDS will be solely liable for all debts, obligations, undertakings, liabilities, commitments or claims of SDS ("Obligations") incurred prior to January 1, 1998 and after April 28, 1999 pursuant to the Separation Agreement. In turn, the Company will be solely liable for all obligations incurred between January 1, 1998 and April 28, 1999. Both the Company and SDS agreed to indemnify the other against any liability or claims arising from their respective obligations. Paul Lipschutz, the only officer or director of the Company to serve as an officer or director of SDS, agreed to resign from all positions he held as director, officer or employee of SDS. The officers and directors of SDS agreed to resign from all positions they held as director, officer or employee of the Company and tender to the Company their shares of the Company's Common Stock. This did not include all shares of the Company issued to all shareholders of SDS. Paul Lipschutz also agreed to tender to SDS his equity interest in SDS. Mr. Lipschutz had acquired his interest in SDS by transfer to him of the shares the Company received in SDS upon exercise of the Option. Mr. Lipschutz did not give any consideration for the receipt of these SDS shares. The SDS shares that were ultimately relinquished by Mr. Lipschutz according to the Separation Agreement included all of the SDS Common Stock that was originally acquired by the Company pursuant to the Option Agreement.

Pursuant to the Separation Agreement, the Company and SDS have assumed a prorated amount of the outstanding balance owed by the Company and/or SDS to a specific list of vendors that performed services relating to products manufactured by SDS. In addition, SDS has agreed to manufacture forty-five briefcases relating to the James Bond films, and the Company has agreed to pay One Hundred Dollars ($100) for each briefcase. The Company retains the right to sell these briefcases and collect all profits realized on their sale. In addition, SDS will make a reasonable effort to sell sixty attaches relating to the James Bond films, and the Company is entitled to receive a royalty payment of One Hundred Dollars ($100) on the sale of each attached.

Pursuant to the Separation Agreement, the Company is no longer responsible to reduce the $250,000 in SDS debt which the Company originally agreed to attempt to reduce. The Company never made any payments with respect to this $250,000. The Company has made some payments of the prorated amount of the outstanding balance owed by the Company and/or SDS to the vendors listed in the Separation Agreement. The majority of these have not been paid, and are included in the Company's balance sheet at February 29, 2000 and later dates, at accounts payable.

The Separation Agreement provides that the Company is entitled to receive a five percent (5%) royalty payment on the first One Hundred Thousand Dollars ($100,000) of sales made by SDS to any member of the client base established through the Company's efforts. Upon receiving the first royalty payment, the Company will be entitled to receive a six percent (6%) royalty payment on the next One Hundred and Fifty Thousand Dollars ($150,000) of future sales and another five percent (5%) on the next Two Hundred and Fifty Thousand Dollars ($250,000) of future sales, with such entitlement to royalty payments expiring five years from the date of the Separation Agreement.

(b)(2)   Marketing Strategy:

     The Company creates and markets unique collectible products for the entertainment and sports markets. The Company is not a manufacturer, but rather sources its products from a wide range of manufacturing partners throughout the world. The Company markets its products primarily through various distributors and independent sales organizations that collectively cover all of North America. The Company utilizes outside sales representatives to sell to the toy, gift, electronic, auto, novelty, Halloween costume, food and drug chains and distributors. The Company also markets "clubs" and other merchandise directly to consumers online on its own websites. The Company's independent representatives also sell to mass merchandisers such as Target, Wal-Mart and K-Mart as well as smaller chains and independently owned stores. The independent sales representatives take orders from customers for the Company's products. The Company also sells products directly to other e-commerce marketing such as Toysrus.com. As of May 5, 2000, products from the Austin Powers product line were available in over 4,500 retail locations. In order to maximize the marketing and sales value from these licenses the Company has hired a seasoned Director of National Sales. The Director of National Sales has more than twenty years of extensive experience in mass market merchandising to major retail chains and will set up distribution to the "Convenience" stores. The Director Of National Sales will also add more seasoned sale representatives. The Director Of National Sales is currently introducing a "Time Stock Rotation Program" for the retail stores. The "Time Stock Rotation Program" is based upon a program named "Plan -O-Gram" whereby the major retail chains control their inventory and keep products on the shelf through this inventory management technique. By using this method when a sale is recorded at the checkout the system immediately registers the sale in the inventory control program and replacement product is ordered automatically to insure full stock at all times. Collectible Concepts Group, Inc. has taken this concept and made it accessible to smaller chains and independent retailers. "Time Stock Rotation Program" monitors the inventory of these retail chains and makes new products available to them through a rotation program where older items are replaced with higher selling items.

Of these 4,500 retail locations, approximately 2,000 were Claire's Boutiques, approximately 650 were Spencer Gifts, approximately 75 were Tower Records, approximately 55 were Electronic Boutiques and approximately 1,400 were MusicLand. The balance of the retail outlets were independent retailers.

The Company also plans to market its products internationally. The Company's Terminator, Marvel Universe and Marvel Super Hero Fan Club licenses permit worldwide distribution of the Company's products. The Company's other licenses are generally only for U.S. and Canadian distribution. The Company plans to request an expansion of its current licenses for other products to include worldwide distribution of its products.

The Company's marketing program is focused on: (1) the creation of unique collectible products tied to well known licensed properties, (2) the establishment of the Company as the premier firm in the creation and management of web-based "Collectors Clubs" and (3) utilization of the Company's reputation in authenticity of collectibles to establish "the Collectory" as an Internet clearing house.

The Company plans to expand its product line to include more entertainment-based collectibles and novelty products. It also plans to develop and market more sports-related products and intensify its efforts to market its existing sports collectibles product line. The Company intends to maximize and expand its business through a variety of marketing efforts, including the development of its own Internet website, participation in trade shows, and posting of advertisements on the internet and at point-of-purchase retail displays. The Company currently operates the following websites: collectbasball.com, collectmusicart.com, powersclub.com, mini-v.com, x-menclub.com, marvelfanclub.com and moviefanmall.com. Of course, this marketing strategy will require increased funding and there is no assurance that the Company will obtain the necessary funding to effect its marketing plan.

Exclusive Licensing Agent Agreement. In August 1998 the Company entered into an Exclusive Licensing Agent Agreement with Building Q. At the initiation of this Agreement, Building Q received 3,000,000 shares of the Company's common stock. Building Q is entitled to a commission of 2% of all Company sales from licenses negotiated, acquired or introduced during the term of the Agreement, and is paid $2,500 per month as a consulting fee. The Agreement runs for terms of one year, beginning with August 1, 1998, and can be terminated upon at least 60 days notice prior to the expiration of the current term.

Under the terms of the Agreement, Building Q will not represent any other company that produces products in the high-end limited edition prop replica category.

The Company has negotiated several licenses where it has not utilized the services of Building Q. The Company is not obligated to pay Building Q a commission on these licenses. The Company does expect that it will continue to negotiate licenses on its own behalf, without utilizing the services of Building
Q. The licenses negotiated by the Company, without the services of Building Q, generally are not as significant as the licenses negotiated, acquired or introduced by or through Building Q.

Required Financial Resources. In addition to posing substantial risks, the Company's business plan requires substantial amounts of capital to begin, and later to continue to expand, the Company's operations. The Company's plan of operations is to make strategic acquisitions of vendors and companies that will enhance the Company's operations. Of course, the actual amounts may be higher or lower. Regardless, these figures do not include the development costs associated with the Company's products. The Company's plan of operations likely will require infusions of capital, as the Company will not likely have sufficient assets to accomplish these acquisitions on its own. This likely will require additional sales of the Company's securities, either in the form of common stock or debt.

The Company does not believe it can define the cash needs to expand the Company's business. The Company is investigating several potential acquisitions and routinely examines license opportunities. There likely is significant variation in the range of dollars needed if any of these potential business arrangements to come to fruition. In general, the fixed cost of a license, or minimum royalty, can range from $10,000 to

$50,000, plus royalties earned over the minimum, and would normally cover a two or three year period. While the Company has experienced generally decreasing pre-production costs associated with its products, the actual costs will vary depending upon the nature and type of the product to be developed and the expected revenue stream to the licensor. The Company's pre-production costs include prototype and sample package and display artwork and models, all of which may go through several iterations as both the Company and the licensor review the samples. Pre-production costs also include tooling, once prototypes are approved. The tooling costs are capitalized and the other pre-production costs are expensed. The total of these pre-production costs has ranged from $5,000 to $100,000.

As of February 28, 2001, the Company had accounts payable and accrued expenses of approximately $2,090,000 and over $986,000 in loans coming due within the next 12 months. The Company does not currently have sufficient financial resources to meet these obligations and will depend on new outside financing to satisfy its pending obligations. The Company also lacks adequate financial resources to purchase inventory and meet all of the financial commitments necessary to enter into new product ventures, and will depend on new outside financing to further these efforts. The Company has secured accounts receivable and purchase order financing. However, there can be no assurance that the Company will obtain additional adequate outside financing to purchase inventory, meet its current obligations or continue to expand its operations. The Company would not be able to continue at its current staffing and expense levels for more than thirty (30) days without additional cash from cash sales or the collection of accounts receivable.

Further, the Company's success in marketing products based upon motion pictures is largely dependent upon the box office success of the films. Thus, there can be no assurance that any licensing rights that the Company may obtain will prove profitable.

(b)(3) Status of Publicly Announced New Products:

The Company's current planned new product lines, Baseball Hall of Fame Permagraphs, Marvel Universe, FarScape, Planet Of The Apes, Three Stooges, Spiderman The Movie, and Lord Of The Rings. The Company received $400,000 of purchase orders for scrolls for the aforementioned products through September 15, 2001. Substantially all of these orders were received after February 28, 2001. None or these orders have been shipped as September 15, 2001

(b)(4) Competition:

The Company believes that direct competition for obtaining licenses in its primary business line, reproductions and collectibles based on movie props, is not a factor. Generally, the Company believes it will receive licenses in most of the cases where it seeks them. However, most of these licenses will be non-exclusive. The Company is not aware of any exclusive relationships between retailers and collectible product distributors, and therefore, the Company and all other competitors are free to compete for the shelf space and other resources of retailers. However, large nationally known distributors of toys and other products may have more bargaining power to demand shelf space. Generally, the Company does not believe that there are high barriers to entry in the collectibles market, except for the high end limited editions market where individual products tend to have retail purchases of $130 to $495. Even though these licenses are non-exclusive, the Company has not experienced direct competition in the form of other companies licensing and producing the same collectibles. The Company experiences its most significant competition in obtaining shelf space in retail outlets for its products. For example, a large toy company might offer products on a movie for which the Company is selling prop replicas. Even though the large toy company's product is not the same as the Company's product, a retail outlet may decide that it only wants to allocate a certain amount of space to products based on that movie, and may be more likely to give the shelf space to the large toy company that is its regular supplier.

There are numerous outlets and venues for baseball collectors to obtain the baseball memorabilia and collectibles offered by the Company. However, the Company believes that some of its baseball products are unique and that the collectbaseball.com website will provide a unique venue for sale of these products. The Company's unique product includes the Permagraph(TM), described above under "The Company's Business -

Collectbaseball.com Website." The Company is unaware of any other product on the market similar to the permagraph. In addition, the Company is unaware of any other company marketing Yankee Stadium lithographs or Yankee Stadium or Ebbets Fields plaques with portions of bricks or segments of benches from the stadiums attached.

(b)(5) Raw Materials:

The Company does not manufacture its own products, but relies on outside manufacturers. Most of these outside manufacturers are in Hong Kong and China. The Company believes that there are sufficient numbers of manufacturers that it will not have to rely upon any single source and will be able to obtain alternative manufacturing facilities if chosen manufacturers do not perform. The Company generally enters into exclusive manufacturing agreements with its manufacturers for a single product, but may use various manufacturers for all of the products in a series. The main raw materials used by the Company's manufacturers are plastics, pewter, resins and packaging material. The Company does not believe that there is any significant risk of shortages in these raw materials, nor is fluctuation and the price of these raw materials likely to have an adverse impact on the Company's costs or profit margins. All of the Company's manufacturing agreements are U.S. dollar denominated, so the Company generally does not face exchange rate risks.

(b)(6) Customers:

In the fiscal year 2001, 18.1 percent or the Company's sales were to Coss Toys International, 12.2 percent of the Company's sales were to Twentieth Century Fox and 10.3percent of the Company's sales were to Diamond Comics. The sales to these customers were for sales of the X-Men product.

In the fiscal year 2000, 27.3 percent of the Company's sales were to Spencer Gifts, 7.6 percent of the Company's sales were to New Line Cinema (representing sales of Austin Powers merchandise that the Company sold to New Line for New Line to use for promotional purposes) and 5.6 percent of sales were to Tower Records stores.

(b)(7) Patents, Trademarks, Licenses, etc.: The Company has several key licenses on which the continued success of its business is dependent. These include the license with New Line for collectibles related to the Austin Powers films and the licenses for planned new products including the license with Marvel Characters for collectibles related to the X-Men film, the licenses with Canal + DA and Creative Licensing for products related to the Terminator films.

(b)(8) Governmental Approvals: The Company's operations are not dependent on any specific government approvals.

(b)(9) Governmental Regulations: The Company's operations are not significantly impacted on any specific government regulations.

(b)(10) Research and Development: The Company has no significant research and development activities.

(b)(11) Environmental Laws: The Company's operations are not significantly affected by environmental regulations.

(b)(12) Employees: As of February 28, 2000, the Company had eleven full-time employees, one part-time employees and three independent consultants. The Company has not had any material employee relations problems or disputes.

Item 2.  Description of Property.

Nature and Extent of Issuer's Facilities:

The Company's executive and principal administrative offices are located at 1600 Lower State Road, Doylestown, Pennsylvania 18901, where the Company currently occupies approximately 2,600 square feet of office space pursuant to a lease entered into with Hartsville Real Estate. The term of the lease is three years, expiring in September 2004. The monthly rental payments under the lease are $1,840. The Company believes that this facility is sufficient for its current and planned operations in the near future. The Company stores some inventory at this location; other inventory is held in outside storage facilities as well as by the manufacturers pending delivery to customers.

Item 3. Legal Proceedings.

Other than as stated below, the issuer is not a party to any material pending legal proceedings at this time.

In July/August 2000, the Company's subsidiary, Team Sports Specialties, Inc., acquired the assets of Rooter Rattle, Ltd. In connection with this acquisition, and as a result of failure by the Company to meet certain conditions regarding its stock price, Rooter Rattle has now made claims against the Company in an amount equal to $545,000. No litigation has been begun as yet. The Company believes that the ultimate legal and financial liability of the Company with respect to the above matter cannot be estimated at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Market for Common Equity and Related Stockholder Matters.

Purchases of securities during the fourth quarter that were not registered under the Securities Act included the following:

         Purchaser                  Shares of Common Stock       Price Paid     Date Issued
Ankathreen Raley & Barbara Nash             35,000               $       700    12/6/00
John D Marks                             1,600,000                    14,200    12/19/00
Ira L Fox and Kate Fox                   1,000,000                    10,000    2/2/01

No underwriting discounts or commissions were paid on these shares. The issuer relied on the exemption found in Section 4(2) of the Securities Act of 1933 for placement of these shares. No general solicitation was made in this connection., and the shares were privately placed to individuals.

Item 6. Management's Discussion and Analysis

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


General
-------

            The Company earns revenues from distributing high-end and novelty products related to both the entertainment and sports industries. These products are sold through retailers, distributors, department stores, the Internet and catalogs.

       During the year ended February 28, 2001, the Company in an effort to expand its revenue base, and become a broad based sports and entertainment products company, entered into several additional license agreements. A licensing agreement was signed with IMS Properties and Titan Motorcycle Company of America for the manufacture, sale and distribution of a limited edition replica of the Indy 500 Titan Motorcycle. The Company also signed a licensing agreement with Chicken Soup for the Soul Enterprises, Inc. for the manufacture, sale and distribution of more than two-dozen collectibles to be sold in bookstores and other retail chains. The collectibles will include penholders, nightlights and sports-related items such as tennis rackets covers, all carrying an inspirational phrase from a Chicken Soup book. Additionally, the Company signed a licensing agreement with Stan Lee Media, Inc. to develop collectibles based on Stan Lee's signature style and global lifestyle brand, as well as his latest project, the 7th Portal- a team of 21st Century Super Heroes and Super Villains. The collectibles will include sculptures, lithographs, pins, bookends, desk sets and fountain pens based on the image of Stan Lee, the image of "Evil Stan" - the alter ego of Stan Lee and the 7th Portal. The license agreement also includes rights to develop merchandise in connection with a theatrical release of a "7th Portal" feature film during the term of the agreement which expires May 1, 2003. The Company signed an agreement with master artists Boris Vallejo and Julie Bell to extend their fine art mastery into the Company's product line. Their work has graced movie posters, novel covers and calendars. The first products of the series will be collectible wall scrolls featuring digitally mastered images derived from hand painted fantasy art from the "Master Touch" collection of Boris and Julie. The company also signed a licensing agreement with Marvel Enterprises, Inc. to create a variety of merchandise based on well known characters within the Marvel Universe, including Spider-Man, Captain America, Wolverine, Dr. Doom, Daredevil and Magneto. The licensed articles will initially include character replicas and wall scrolls. The Company plans to release a line of desktop sculptures such as Helmets, Masks and Weapon Replicas featuring these Marvel super heroes and villains. The Company is awaiting approval of prototypes from Marvel and does not have a definite time when these products would be available for distribution. The Company also signed a licensing agreement to distribute the "Tattle Tail", which is a stylized cloth lanyard that serves as a holder for remote controls. Initially, the Tattle Tails (TM) marketed by the Company will contain licensed team logos including Major and Minor League Baseball, the American and East Coast Hockey Leagues, Arena Football, select universities and the National Professional Soccer League. A full-page advertisement for these products appeared in the 2001 edition of Media File and Media File on-line, the advertising specialty industry bible, published by the Advertising Specialty Institute ("ASI"). The Company also signed a license with The Jim Henson Company for products related to the hit sci-fi series Farscape. The Company will be producing resin sculptures, spaceships, transport vehicles, jewelry replicas, weapons replicas in two scales and other key icons for use as Desk Top Collectibles. The signing of this agreement was part of the Company's ongoing plan to become a broad based sports and entertainment products company.

Also, completed during year ended February 28, 2001 was a website devoted to the "Golden Age of Baseball" (www.collectbaseball.com) with Bill Gilbert, a
                          -----------------------
nationally known writer ("The Duke of Flatbush"), hosting a weekly column.

Subsequent to February 28, 2001, the Company signed a license agreement with C3 Entertainment to make, market and produce scrolls, pins and desktop collectibles for The Three Stooges(R). The company signed a license with Spider Man Merchandising LP to market and produce products for the 2002 theatrical release of "Spiderman the movie". The agreement with Spider Man Merchandising ties together approvals by Columbia Pictures Industries, Inc., Sony Pictures Consumer Products Inc. and Marvel Characters. The Company will produce scrolls, mouse pads, wrist rests, paperweights, letter openers, pencil holders, movie prop replicas, small holiday ornaments and a press pass replica. The Company also signed a license with Marvel Entertainment to be the official website for Marvel's super heroes fan club. The Company will market the club via Marvel's comic books, other magazines, television and other online services. The Company anticipates the club opening by the middle of September 2001. As of the end of August 2001 the Company has already received approximately eight thousand inquiries to join the club with an anticipated membership fee of approximately twenty dollars per member. In order to maximize the marketing and sales value from these licenses the Company has hired a seasoned Director of National Sales. The Director of National Sales has more than twenty years of extensive experience in mass market merchandising to major retail chains and will set up distribution to the "Convenience" stores. The Director of National Sales will also add more seasoned sale representatives. The Director Of National Sales is currently introducing a "Time Stock Rotation Program" for the retail stores. The "Time Stock Rotation Program" is based upon a program named "Plan -O-Gram" whereby the major retail chains control their inventory and keep products on the shelf through this inventory management technique. By using this method when a sale is recorded at checkout the system immediately registers the sale in the inventory control program and replacement product is ordered automatically to insure full stock at all times. Collectible Concepts Group, Inc. has taken this concept and made it accessible to smaller chains and independent retailers. The "Time Stock Rotation Program" monitors the inventory of these retail chains and makes new products available to them through a rotation program where older items are replaced with higher selling items.

The Company's fiscal year ends February 28 (or 29). References to fiscal years mean fiscal years ending on February 28 (or 29) of that year. For example, fiscal year 2001 is the twelve-month period ended February 28, 2001.

In its continual search to find ways to even out the fluctuation in the Company's revenue cycle, the Company made two acquisitions during the year ended February 28, 2001. On June 5, 2000, the Company acquired 100% of the outstanding common shares of Music Art Corporation ("Music Art") for 1,045,000 shares of Company common stock. The 1,045,000 shares of common stock issued to acquire Music Art was valued at approximately $305,000, based upon the Company's guarantee of the fair market price of the Company's common stock one year from the issuance date. The excess of acquisition cost over the fair value of net assets acquired was approximately $377,000, which is being amortized over seven years beginning in June 2000. Music Art is primarily engaged in the business of creating, marketing and distributing limited edition lithographs derived from artwork used on music albums and other music collectibles. Music Art also has a license with Phil Ceccola, a photographer of many rock bands, to distribute signed photographs of Bruce Springsteen. The Company also plans to market Music Art products to retailers on its recently launched website, www.collectmusicart.com. One of the major assets of Music Art was its license
-----------------------
with the Rolling Stones who were expected to extend Music Art's license in anticipation of going on tour. When the Rolling Stones decided not to go on tour, the Company decided to write down the goodwill associated with the purchase of Music Art. The write down of goodwill associated with this transaction during year ended February 28, 2001 was approximately $300,000 and is reflected in the "Statement of Operations". The Company anticipates obtaining other licenses for Music Art during fiscal 2002.

The second of these acquisitions occurred on August 2, 2000, when the Company acquired Rooter Rattle, L.P. in consideration of $965,000, payable as $390,000 in cash, a $30,000 note payable and 3,633,334 Shares of Common Stock issued at a value of $545,000 based upon the trading price of the Company's common stock on the acquisition date, which was $.15 per share. The acquisition was accounted for as a purchase. The excess of acquisition costs over the fair value of net assets acquired was approximately $1,050,000 which will be amortized over seven
(7) years beginning August 2000. Rooter Rattle, L.P. markets novelties bearing the Logos of professional and amateur sports teams under licenses from the teams. The Company also entered into an Employment Agreement with a former officer of Rooter Rattle, L.P. as part of the transaction. As part of the purchase agreement the company granted the sellers the option to acquire more stock of the Company if after one year from the acquisition the price of the Company's stock was not a least $0 .15 a share. The Company also had the right to pay to the sellers the difference in cash between the market price of the stock and the original issue price of the stock. After evaluating the strategic alliance of this acquisition with the Company's current marketing goals the management of the Company concluded that it would be in the best interest of the shareholders of Collectible Concepts Group, Inc. to enter into discussions with the prior owners of Rooter Rattle, L.P. for them to reacquire Rooter Rattle, L.P. and for Collectible Concepts to become a distributor of Rooter Rattle, L.P.'s products. In anticipation of these discussions with the prior management of Rooter Rattle, L.P. the Company decided to write off a portion of the original goodwill. The Company wrote off approximately $500,000 of goodwill during year ended February 28, 2001. The write down of goodwill associated with this transaction during the year ended February 28, 2001 is reflected in the "Statement of Operations".

The Company, during year ended February 28, 2001, continued to invest in its infrastructure by hiring experienced professionals for two newly created positions: National Sales Manager, Director of Purchasing and other staff as needed to support the acquisitions and expanding websites.

     Cost of sales for year ended February 28, 2001 were comprised of costs associated with the sale of the products related to the Austin Powers and X-Men movies, Team Sports Products as well as sales from sports memorabilia. Costs also include the cost of the products and related freight and handling charges. These products are contract manufactured for the Company by both domestic and foreign companies to specifications developed by the Company and approved by the various licensors. Even though the Company does not feel this places it at risk for filling future orders on a timely basis, it has developed relationships with alternate suppliers for most of its products. Several of its manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs the Company would incur if the product was first shipped to its location. The Company also feels it is not at risk for any currency fluctuations in its dealing with its foreign manufacturers since all orders are based on U.S. dollars and the Company does not have any long term purchase commitments.

     Selling, general and administrative expense consists of payroll and related fringe benefits, royalties; commissions paid to manufacturers sales representatives, and advertising, rent, depreciation and other related fixed overhead expenses. Also included in this category are the expenses related to the replication of movie props to ready them for mass production by the contract manufacturers, as well as the non-cash costs related to services satisfied by the issuance of Company stock. The services provided were in direct support of the operations of the Company. As the Company grows, through acquisitions and the sales of current product, it anticipates it will have to rely less on the issuance of stock for services due to increased cash flow as well as its access to capital increases. The benefits to the Company from these stock transactions are to reduce the use of cash, which allowed the Company to devote the maximum resources to expanding the business. For accounting purposes, the Company valued these services at the fair market value of the services rendered or the fair market value of the stock at time of issuance whichever was more readily determinable. The Company capitalizes the tooling costs of movie props. Only the tooling costs of a product to be made and sold have been capitalized and no other development costs are capitalized. The Company capitalized $13,779 in tooling costs during the year ended February 28, 2001. All other pre-production costs are expensed. Other pre-production costs include prototypes and samples of packaging, displays and products. All expensed pre-production costs, and the amortization of capitalized tooling costs, are included within selling, general and administrative expenses. Costs of manufacturing products for sale are included within costs of sales.

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

   As of the year ended February 28, 2001, the Company had an accumulated deficit of $13,315,892. This deficit arose from operating losses and not any particular transaction or transactions. The Company has not generated sufficient revenues to meet its operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The added revenue generated by the acquisitions of Music Art, along with the revenue generated from its new licenses, is expected to improve this situation.

     The Company has taken significant steps to ensure its fiscal viability in the future and continues to pursue additional licenses to even out any fluctuations in the revenue stream. It is also looking to acquire companies that have licenses not only related to movies and entertainment industry but in the sports area also.

     The Company shipped X-Men products with sales in excess of $515,000 for year ended February 28, 2001. The royalties payable on these sales are in excess of the minimum required royalty for X-Men products. The Company has not yet had any sales of Terminator products, and does not anticipate beginning selling Terminator products unless a new Terminator movie is released. The Company anticipates that another Terminator movie may be released in 2002. If a new movie is released, the Company will be prepared with product and believes it will able to sell enough products to justify its minimum royalty. The Company also has not had sales of Austin Power products sufficient to pay the minimum royalty at the contractual royalty rates. The Company believes that there will be another Austin Powers movie released in 2002, and the Company will be prepared with product upon that release and will generate significant sales of Austin Power products. The Company's license for Austin Powers's products expires in 2001. However, the Company believes that both the term of the license and the period in which it has to meet the minimum royalty will be extended through 2002. If new movies are not released, or if the Company does not realize significant sales if new movies are released, the Company might be required to use other sources of cash flow to pay the remaining $15,000 in minimum royalties on Terminator products and the remaining $70,000 of minimum royalties on the Austin Powers products. The Company also signed a license with Marvel Enterprises. Currently the Company is just in the beginning phases of obtaining product approval from Marvel Enterprises. The royalty rate for this license is 12% of sales with a minimum royalty of $75,000 of which $40,000 has been paid as of February 28, 2001; the balance of the minimum royalty payment has to be made by the December 31, 2003 expiration date of the license. Based upon the Company's current distribution channels as well as the Company's previous success with Marvel products, the Company believes that it will generate sufficient revenue during the life of the license to meet it's minimum royalty commitment. The Company also signed a licensing agreement to distribute, "Tattle Tail". The royalty rate for this license is 7% of sales. A minimum royalty amount of $84,000 is payable by November 30, 2003 the expiration date of the license. Based upon the Company's current channels of distribution within the Team Sports Division, the Company believes that it will generate sufficient revenue to meet its minimum royalty commitment. On May 1, 2000 the Company entered into a licensing agreement with Chicken Soup for the Soul Enterprises ("CSSE"), with a term ending on December 31, 2002. The Company will offer and sell a line of products derived from Chicken Soup brand, including silver-like paperweights, paper clip holders, and costume and fine jewelry along with other items under the terms of the agreement. The Company is required to pay a royalty of ten percent (10%) on sales of the products licensed from CSSE, with a minimum royalty of $50,000. The Company paid $15,000 at the time of signing the license with $10,000 due upon the first shipment of product. No product under this license has yet been shipped. One half of the remaining minimum royalty ($12,500) is due on May 1, 2001 and the other half is due on May 1, 2002. The May 1, 2001 payment has been postponed until the Company starts shipping product. The Company anticipates shipping product towards the end of 2001. Based upon the Company's current distribution channels as well as the Company's previous success with similar products, the Company believes that it will generate sufficient revenue during the life of the license to meet it's minimum royalty commitment. On July 17, 2000 the Company entered into a licensing agreement with Stan Lee Media, Inc. ("Stan Lee"), with a term ending on May 1, 2003. The Company will offer and sell Stan Lee products including Stan Lee wall scrolls, pens and rings, lithographs, official Cross-like fountain pens, book-ends, and desk accessories, along with other items under the terms of the agreement. The Company is required to pay a royalty of ten percent (10 %) on sales of the licensed products, with a minimum royalty of $40,000. The Company was required to pay $20,000 at the time of signing the license with $20,000 payable no later than November 1, 2001. The Company has made these payments. Based upon the Company's current distribution channels as well as the Company's previous success with similar products, the Company believes that it will generate sufficient revenue during the life of the license to meet it's minimum royalty commitment. The Company also signed a licensing agreement with The Jim Henson Company to sell Farscape products range which from collectors pins and wall scrolls to replicas of featured spacecraft and other items used on the show. The Company has paid The Jim Henson Company $10,000 against the guaranteed minimum royalty payment of $25,000. The royalty rate for these products is 10%. The license expires December 31, 2003. The Company plans to introduce these products by the end of 2001. Based upon the Company's current distribution channels as well as the Company's previous success with similar products, the Company believes that it will generate sufficient revenue during the life of the license to meet it's minimum royalty commitment. The Company also signed a licensing agreement with Twentieth Century Fox to produce a wide variety of collectibles for its feature film Planet Of The Apes that was released in July 2001. Licensed items include, desktop collectibles, decorative pins and wall scrolls. The Company has paid Twentieth Century Fox $15,000 against the guaranteed minimum royalty payment of $30,000. The other minimum royalty payments are $5,000 due June 30, 2002 and $10,000 due July 1, 2002. The royalty rate for these products is 10%. The license expires June 30, 2003. The Company plans to introduce these products by the end of 2001. Based upon the Company's current distribution channels as well as the Company's previous success with similar products, the Company believes that it will generate sufficient revenue during the life of the license to meet its minimum royalty commitment.

     Subsequent to the year ended February 28, 2001 the Company also signed a licensing agreement with Marvel enterprises to administer the official Marvel Universe Fan Club. The Fan Club is marketed in Marvel comic books, over the internet and other mediums. The Company anticipates opening the club for members by the end of September 2001. Currently the Company has received approximately eight thousand inquiries regarding membership with an anticipated membership fee of approximately twenty dollars per member. The Company has paid $63,500 towards the minimum guaranteed royalty payment of $1,500,000. The balance of the royalty payments are due as follows: $86,500 is due immediately, $150,000 is due December 31, 2001, $200,000 is due March 31, 2002, June 30, 2002, December 31,
2002, March 31, 2003, June 30, 2003 and December 31, 2003. The license expires December 31, 2003. The royalty rate for this license is 15%.

     Subsequent to February 28, 2001 the Company signed a licensing agreement with Global Icons who represents the Three Stooges. The Company will be producing scrolls and desktop collectibles. The Company believes The Stooges have a universal appeal.This license isn't based on a movie coming out, even though Global Icons is talking about one for the near future. The Company has paid Global Icons $5,000 against the guaranteed minimum royalty payment of $10,000. The royalty rate for these products is 10%. The license expires December 31, 2003. The Company plans to introduce these products by the end of 2001. Based upon the Company's current distribution channels as well as the Company's previous success with similar products, the Company believes that it will generate sufficient revenue during the life of the license to meet it's minimum royalty commitment.

     Subsequent to February 28, 2001 the Company signed a licensing agreement with Spider-Man Merchandising L.P. The movie Spider-Man will be released in May of 2002. Spider-Man was first introduced to the world, by Marvel, 38 years ago. The Company will be creating desktop collectibles, pins and scrolls. The Company has paid Spider-Man Merchandising L.P. $40,000 against the guaranteed minimum royalty payment of $80,000. The other minimum royalty payments are $20,000 due June 30, 2002 and $20,000 due December 31, 2002. The royalty rate for these products is 14%. The license expires March 31, 2003. The Company plans to introduce these products in early 2002 prior to the release of the movie. Based upon the Company's current distribution channels as well as the Company's previous success with similar products, the Company believes that it will generate sufficient revenue during the life of the license to meet its minimum royalty commitment.

     Subsequent to February 28, 2001 the Company signed a licensing agreement with New Line Cinema to produce collectibles related to the movie Lord Of The Rings. One of the "most read" series of books is now a trilogy of motion pictures from New Line Cinema to be released starting in December of 2001, with additional releases scheduled in December of 2002 & 2003. The Company's products will include wall scrolls depicting maps and family trees, movie scenes and characters, and desktop collectibles, including "the ring". The Company will pay New Line Cinema a guaranteed minimum royalty payment of $190,000. The minimum royalty payments are $40,000 due upon signing of contract, $35,000 due December 31, 2001, $32,500 due by June 30, 2002, $32,500 due by December 31, 2002,
$25,000 due by June 30, 2003 and $25,000 due by December 31, 2003. The royalty rate for these products is 14%. The license expires December 31, 2004. The Company plans to introduce these products prior to the release of the movies. Based upon the Company's current distribution channels as well as the Company's previous success with similar products, the Company believes that it will generate sufficient revenue during the life of the license to meet it's minimum royalty commitment.

Results of Operations
---------------------

Year Ended February 28, 2001 compared to Year ended February 29, 2000.
----------------------------------------------------------------------

Net revenue for the year ended February 28, 2001 was $804,983 and primarily consisted of sales of X-Men products of approximately $515,000, sales of plate-signed lithographs from Rolling Stones album covers and tour art of approximately $24,694 and sales from the Team Sports product lines of approximately $256,076. Revenue for the year ended February 29, 2000 was $296,261, and was predominantly comprised of sales of Austin Powers's products.

     Cost of sales for year ended February 28, 2001 increased by $421,587 from the year ended February 29, 2000. This increase was mainly attributable to the increased volume of sales of the products related to the X-Men movies and the two acquisitions made during the year. Cost of sales as a percentage of revenues increased to 77.1% for the year ended February 28, 2001 as compared to 67.2% for the same period last year. The increase in cost of sales as a percent of revenues for the year ended February 28, 2001 over the same period the previous year is primarily due to a charge to cost of sales for slow moving inventory of $120,000 as it related to Austin Powers inventory, X-Men inventory and inventory related to the Rolling Stones products sold through the Music Art subsidiary. As previously mentioned the Company has started to employ its "Time Stock Rotation Program" which will greatly enhance the Company's ability to control its inventory. The Company's will be able to match more closely the inventory stock levels to the customers' orders thereby reducing the chances for obsolete inventory.

     Selling, general and administrative expenses for the year ended February 28, 2001 increased to $4,807,790 from $3,064,285 for the same period the previous year. For the years ended February 28, 2001 and February 29, 2000 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services of approximately $1,218,000 and $2,070,000 respectively. Staffing increased to eleven full time employees and one-part time consultants for marketing and licensing for the year ended February 28, 2001 as compared to three full-time and two part time employees for the same period the previous year. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the year ended February 28, 2001, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $31,400 versus charges of approximately $72,000 for the same period the previous year. Also included in the selling, general and administrative expenses were those of the two acquisitions completed during 2001. The Music Art and Team Sport acquisitions contributed approximately $111,458 and $248,706 respectively of the selling, general and administrative expenses during the year ended February 28, 2001. Due to the acquisitions, the Company incurred charges related to the amortization of goodwill during the year ended

February 28, 2001 of approximately $127,900 as compared to $0 for the same period last year. As previously mentioned, the Company incurred a charge of approximately $802,000 for impairment of long-lived asset related to the write down of goodwill for two acquisitions completed during year ended February 28, 2001.

The Company incurred interest expense of approximately $499,000 for the year ended February 28, 2001 as compared to approximately $244,300 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added approximately $179,033 and $184,202 of interest expense respectively for the years ended February 28, 2001 and February 29, 2000.

     As a result of the above, the Company had a net loss of $5,122,606 for the year ended February 28, 2001 as compared to a net loss of $3,215,514 for the same period last year.


Liquidity and Capital Resources
-------------------------------


As of February 28, 2001, the Company had a working capital deficiency of approximately $2,539,000. The deficit working capital as of February 28, 2001 is a direct result of the unprofitable operations for the year ended February 28, 2001 that resulted in a cash used in operating activities of approximately $1,641,000. The Company had an ending cash balance of $222 at February 28, 2001.

     During the year ended February 28, 2001, the Company purchased computer equipment and a delivery van, and incurred tooling costs of approximately $76,000. The delivery van was financed through the credit company associated with the manufacturer of the vehicle. This note payable is approximately $26,600. The Company does not foresee any significant capital expenditures needed in the next twelve months.

The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the year ended February 28, 2001, the Company received the following capital infusions: approximately $1,275,000 (net of fees) from issuance of common stock and exercise of stock options and approximately $660,000 (net of fees) in convertible debentures and other borrowings. Additionally, during this period the Company received notices requesting conversion from the holders of convertible debentures and demand notes of approximately $109,000. These instruments were convertible into 5,489,000 shares of common stock.

During the year ended February 28, 2001, the Company started making payments on approximately

$54,000 of demand notes. These notes were originally scheduled to be paid by December 31, 2000. During the latter half of the year ending February 28, 2001, the Company ceased making payments on certain demand notes. In the past, the Company has been successful in renegotiating terms on its debt. The Company is confident that it will be successful in renegotiating payment terms on these demand notes.

   An event of default has occurred regarding the $400,000 convertible debenture in that the Company did not have an effective registration statement within 150 days of the debenture sale. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture.

     Subsequent to February 28, 2001, the Company has received approximately $519,000 of cash financing through the issuance of debt and stock and the Company has converted approximately $63,000 of debt into approximately 5,317,000 shares of common stock of the Company.

     As of February 28, 2001, the Company had $497,183 in outstanding notes and loans payable, $136,266 in convertible subordinated debentures and $353,333 in outstanding convertible secured debentures net of contra discount of approximately $46,667 related to the 4,000,000 warrants issued with the convertible debenture of $400,000 as mentioned in a preceding paragraph. The Company also made approximately $103,000 of scheduled payments against the remaining debt that matures at varying dates throughout fiscal year ending February 28, 2001. As of February 28, 2001, the Company had $1,287,665 in accounts payable and accrued expenses, $530,188 in accrued payroll and related taxes and $275,772 in accrued interest and royalties expenses. The Company has been successful at renegotiating the repayment terms on its debt in the past and feels that it will be able to do so in the future. However there is no guarantee that it will continue to be successful in renegotiating the payment terms on its debt and may need outside capital. Furthermore, there can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operating expenses. It is for these reasons that the Company's independent auditors have issued a going concern opinion with respect to the Company's financial statements as of February 28, 2001.

Forward Looking Statements
--------------------------

Sections of this Report contain forward looking statements, including without limitation, statements concerning possible or assumed future results of operations of the Company preceded by, followed by, or that include the words "believe," "expects," "anticipate," "estimates," "intends," "plans," or similar expressions.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. Due to the fact that the Company faces competition from other licensors for shelf space, the ability of the Company to obtain additional licenses and the uncertainty of the public's response to the Company's properties as well as uncertainty as to the Company's ability to raise sufficient capital to fund losses from operations, actual results or outcomes may differ materially from any such forward-looking statements.

Item 7. Financial Statements.



                                                                         PAGE(s)
                                                                         -------
INDEPENDENT AUDITORS' REPORTS                                              26

CONSOLIDATED BALANCE SHEET AT FEBRUARY 28, 2001                          26-27

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
 FEBRUARY 28, 2001, AND FEBRUARY 29, 2000                                  28

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY FOR
 THE YEARS ENDED FEBRUARY 28, 2001, AND FEBRUARY 29, 2000                  29

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
 FEBRUARY 28, 2001, AND FEBRUARY 29, 2000                                  30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               31-45



INDEPENDENT AUDITORS' REPORT


To the Board of Directors,
Collectible Concepts Group, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of Collectible Concepts Group, Inc. and Subsidiaries as of February 28, 2001, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collectible Concepts Group, Inc. and Subsidiaries as of February 28, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company, as of February 28, 2001, had a shareholders' deficit of $1,985,345 and a working capital deficit of $2,539,057. Also, the Company has experienced significant operating losses and is in default with respect to certain provisions of their secured and subordinated debentures. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WithumSmith+Brown
Newtown, Pennsylvania
September 12, 2001



Board of Directors and Shareholders
Collectible Concepts Group, Inc.
Doylestown, Pennsylvania

     We have audited the accompanying statements of operations and shareholders' deficiency and cash flows of Collectible Concepts Group, Inc. for the year ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements present fairly, in all material respects, the results of operations and cash flows of Collectible Concepts Group, Inc. for the year ended February 29, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The February 29, 2000, financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the February 29, 2000 financial statements, the Company has suffered recurring losses from operations and at February 29, 2000 has negative working capital and a shareholders' deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the February 29, 2000 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Blue Bell, Pennsylvania

May 8, 2000, except as to Note 12 to the February 29, 2000 financial statements, which is as of June 5, 2000 and August 2, 2000

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2001

                                                             2001
                                                             ----

                                     ASSETS

CURRENT ASSETS
     Cash                                               $      222
     Accounts receivable, net                               41,595
     Inventories                                           374,799
     Prepaid royalties                                      98,051
     Prepaid expenses and other                              8,970
                                                        ----------

            Total current assets                           523,637
                                                        ----------

PROPERTY AND EQUIPMENT, NET                                 73,723
                                                        ----------

OTHER ASSETS

     Goodwill, net                                         497,702
                                                        ----------

                Total assets                            $1,095,062
                                                        ==========




                 See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                FEBRUARY 28, 2001




                   LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities

 Convertible secured debentures, net                            $    353,333
 Notes and loans payable, current portion                            479,470
 Convertible subordinated debentures                                 136,266
 Accounts payable and accrued expenses                             1,287,665
 Accrued payroll                                                     365,957
 Payroll taxes payable                                               164,231
 Accrued interest                                                    137,978
 Accrued royalties                                                   137,794
                                                                ------------

  Total current liabilities                                        3,062,694
                                                                ------------

Notes Payable, Net of Current Portion                                 17,713
                                                                ------------

Commitments and Contingencies

Shareholders' Deficiency
 Capital stock, $.001 par value,
  350,000,000 shares authorized;
  259,935,503 shares issued and
    outstanding                                                      259,936
 Additional paid-in-capital                                       11,084,611
 Accumulated deficit                                             (13,315,892)
 Deferred compensation/services                                      (14,000)
                                                                ------------

  Total Shareholders' Deficiency                                  (1,985,345)
                                                                ------------

    Total Liabilities and Shareholders' Deficiency              $  1,095,062
                                                                ============




                 See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                     2001             2000
                                                     ----             ----
Sales                                          $     804,983    $     296,261

Cost of Sales                                        620,811          199,224
                                               -------------    -------------

          Gross Profit                               184,172           97,037

Selling, General and Administration Expenses       4,807,790        3,064,285
                                               -------------    -------------

Loss from Operations                              (4,623,618)      (2,967,248)

Other Expense, Principally Interest Expense         (498,988)        (248,266)
                                               -------------    -------------

Net Loss                                       $  (5,122,606)   $  (3,215,514)
                                               =============    =============


Net Loss Per Share:
          Basic and Diluted                    $       (0.02)   $       (0.03)
                                               =============    =============


Weighted Average Shares Used In Net
          Loss Per Share Calculations:
          Basic and Diluted                      223,157,835      116,713,182
                                               =============    =============


                 See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                              Common Stock          Additional                      Deferred
                                     --------------------------      Paid-in      Accumulated     Compensation/
                                         Shares       Amount         Capital        Deficit         Services          Total
                                     -----------   ------------   ------------    ------------    -------------   ------------

Balance, February 28, 1999            90,721,289   $     90,722   $  4,156,636    $ (4,977,772)   $       --      $   (730,414)

Common stock issued for
 cash and services rendered           67,452,946         67,453      2,855,685            --           (69,300)      2,853,838

Conversion of convertible
 debentures, notes
 and loans payable to
 common stock                          4,529,183          4,529         51,473            --              --            56,002

Beneficial conversion of debt               --             --          184,202                                         184,202

Net loss                                    --             --             --        (3,215,514)           --        (3,215,514)
                                     -----------   ------------   ------------    ------------    -------------   ------------

Balance, February 29, 2000           162,703,418        162,704      7,247,996      (8,193,286)        (69,300)       (851,886)

Common stock issued for cash          48,393,200         48,393      1,191,962            --              --         1,240,355

Common stock issued for
  services rendered                   34,811,452         34,812      1,183,658            --              --         1,218,470

Common stock issued for
  acquisition of businesses            4,678,334          4,678        845,947            --              --           850,625

Conversion of convertible
  debentures, notes
  and loans payable
  to common stock                      5,849,099          5,849        103,165            --              --           109,014

Exercise of stock
  options for cash                     3,500,000          3,500         31,500            --              --            35,000

Issuance of stock
  options for services                      --             --           61,350            --              --            61,350

Note payable issued as
  consideration for
  waiver of anti-dilution
  provision                                 --             --          (40,000)           --              --           (40,000)

Warrants issued for
  debt discount on
  secured debenture                         --             --          280,000            --              --           280,000

Beneficial conversion
  of notes payable                          --             --          114,033            --              --           114,033

Beneficial conversion
  of secured debenture                      --             --           65,000            --              --            65,000

Amortization of unearned
  compensation                              --             --             --              --            55,300          55,300

Net loss                                    --             --             --        (5,122,606)           --        (5,122,606)
                                     -----------   ------------   ------------    ------------    -------------   ------------

Balance, February 28, 2001           259,935,503   $    259,936   $ 11,084,611    $(13,315,892)   $    (14,000)   $ (1,985,345)
                                     ===========   ============   ============    ============    =============   ============


                 See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                                           2001          2000
                                                                           ----          ----

Cash Flow from Operating Activities:
 Net loss                                                             $(5,122,606)   $(3,215,514)
 Adjustments to reconcile net loss to
    net cash used in operating activities:
        Depreciation                                                       22,567          5,885
        Amortization of goodwill                                          127,912           --
        Amortization of debt discount                                     233,333           --
        Amortization of deferred debt expense                              43,330           --
        Amortization of deferred services                                  55,300           --
        Impairment of long lived assets                                   801,645           --
        Provision for doubtful accounts                                    42,135          6,077
        Provision for obsolete inventory                                  122,870           --
        Common stock issued for services rendered                       1,218,470      2,070,520
        Interest expense related to beneficial conversion of debt         179,033        184,202
        Expense related to issuance of options                             61,350           --
        Changes in operating assets and liabilities, net of effects from acquired companies:
           Accounts receivable                                             33,413        (13,670)
           Inventories                                                   (265,355)      (140,532)
           Prepaid royalties                                              (59,135)       (28,821)
           Prepaid expenses and other                                        --            2,000
           Accounts payable and accrued expenses                          721,779        189,185
           Accrued payroll                                                (39,751)       201,441
           Payroll taxes payable                                          127,030         10,892
           Accrued interest                                                59,509         28,219
           Accrued royalties                                               (3,493)         5,462
                                                                      -----------    -----------

           Net Cash Used in Operating Activities                       (1,640,664)      (694,654)

Cash Flow from Investing Activities:
 Purchase of property and equipment                                       (49,657)       (22,902)
 Purchases of businesses, net of cash acquired of $1,426                 (388,574)          --
                                                                      -----------    -----------

           Net Cash Used in Investing Activities                         (438,231)       (22,902)

Cash Flow from Financing Activities:
 Borrowings, net of financing fees of $52,000                             660,193        205,161
 Proceeds from issuance of capital stock and exercise of
  stock options, net                                                    1,275,355        783,318
 Repayment of notes and loans payable                                    (103,922)       (27,614)
                                                                      -----------    -----------

          Net Cash Provided by Financing Activities                     1,831,626        960,865
                                                                      -----------    -----------

Net Increase (Decrease) In Cash                                          (247,269)       243,309

Cash, Beginning                                                           247,491          4,182
                                                                      -----------    -----------

Cash, Ending                                                          $       222    $   247,491
                                                                      ===========    ===========



                 See notes to consolidated financial statements

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 1.   Description of Business and Summary of Significant Accounting Policies

          Description of Business

               Collectible Concepts Group, Inc. (the "Company") distributes high-end and novelty products related to both the entertainment and sports industries. The Company sells its products through retailers, distributors, department stores, the Internet and catalogers.

          Principles of Consolidation

               The accompanying consolidated financial statements include the accounts of the Company and the Company's two wholly owned subsidiaries, Team Sports Specialties Corporation and Music Art Corporation. All significant intercompany accounts and transactions have been eliminated.

          Risks, Uncertainties and Management Estimates

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

          Cash and Cash Equivalents

               Cash and cash equivalents consist of cash in bank and other short-term investments with original maturities of three months or less. The Company maintains cash balances at financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution. The Company has no cash equivalents at February 28, 2001.

          Accounts Receivable

               The Company's trade accounts are unsecured with an allowance for uncollectible accounts provided for those amounts whose collectability is uncertain. The allowance for doubtful accounts was $66,804 at February 28, 2001.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 1. Description of Business and Summary of Significant Accounting Policies (Continued)

          Property and Equipment and Depreciation

               Property and equipment consists principally of office and computer equipment and are stated at cost. Upon sale or retirement, the cost of the asset and the related accumulated depreciation is removed from the accounts and the resultant gain or loss, if any, is included in income. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets, principally five to seven years.

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

          Impairment of Goodwill and Other Long-lived Assets

               The Company reviews long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of."

               For assets to be held and used, including acquired intangibles, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

               Assets to be disposed of and for which management has committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell.

               During the year ended February 28, 2001, goodwill that was acquired in the purchases of Music Art Corporation and Rooter Rattle, LP was deemed to be impaired. After evaluating the strategic alliance between Rooter Rattle, L.P. and the Company, in relationship to the Company's marketing goals, the management of the Company concluded that the Rooter Rattle, L.P growth would be better served with the prior owners. As a result of this decision the Company decided to write down the goodwill associated with this acquisition. One of the major assets acquired with Music Art acquisition was a license with a major rock and roll group who decided not to go on tour.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 1. Description of Business and Summary of Significant Accounting Policies (Continued)

          Impairment of Goodwill and Other Long-lived Assets (Continued)

          Since the majority the of the goodwill associated with the Music Art acquisition related to this license the Company concluded that the revenue and corresponding cash flow associated with this license would be substantially curtailed. As a result, the Company wrote down the goodwill associated with this acquisition. The Company recorded a write-off to goodwill in the amount of $500,000 related to the acquisition of Rooter Rattle, LP and $301,645 related to the acquisition of Music Art Corporation. (See Note 3)

          Earnings (Loss) Per Share

               The Company follows Statement of Financial Accounting Standards No. 128 ("FAS No. 128") "Earnings Per Share". Basic and fully diluted earnings (loss) per share amounts are computed based on net income
          (loss) and divided by the weighted average number of shares actually outstanding.

               The assumed conversion of convertible debt into 13,900,000 common shares in 2001 and 3,000,000 common shares in 2000 and the exercise of outstanding options and warrants to purchase 31,793,000 common shares in 2001 and 15,706,000 common shares in 2000 were not included in the computation of diluted earnings (loss) per share in both 2001 and 2000 because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in all periods.

          Advertising Expense

               The Company participates in various advertising programs. All costs related to advertising are expensed in the period incurred. Advertising expense amounted to approximately $150,386 in 2001 and $25,000 in 2000.

          Fair Value of Financial Instruments

               Carrying amounts of financial instruments held by the Company, which includes cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses are reflected in the accompanying consolidated financial statements at fair value due to the short-term nature of those instruments. The carrying value of long-term debt approximates its fair value.

          Income Taxes

               Deferred taxes are accounted for in accordance with Statement of Financial Accounting Standards ("Statement") No. 109 "Accounting for Income Taxes." The Statement requires the use of the liability method to account for income taxes. Deferred

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 1. Description of Business and Summary of Significant Accounting Policies (Continued)

          Income Taxes (Continued)

          income taxes are provided for the difference between the tax basis of an asset or liability and its reported amount in the financial statements and at the tax rates that are expected to be in effect when the taxes are actually paid or recovered. Deferred income taxes arise principally from differences between financial and income tax reporting, including amounts recorded for inventory, the allowance for doubtful accounts, accrued expenses, the availability of net operating loss carryforwards and certain other temporary differences. Deferred income tax assets are reduced by a valuation allowance when, based on the weight of evidence available, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the requirement for a valuation allowance is an estimate which is reasonably possible to change in the near term.

          Major Customers

               Approximately 40.5% and 40.6% of the Company's revenues were derived from its three largest customers for the years ended February 28, 2001 and February 29, 2000, respectively.

          Effects of Recent Accounting Pronouncements

               In June 1998, 1999, and 2000, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS
          No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No.133, and SFAS No.138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, respectively. These statements require companies to record derivatives on the balance sheet as assts or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No.133 will be effective as of March 1, 2001, the first day of fiscal year 2002. The adoption of these statements will have no significant impact on the Company's financial position or results of operations.

               In December 1999, the SEC issued Staff Accounting Bulletin
          No.101 ("SAB 101), Revenue Recognition in Financial Statements.
          SAB 101 provides guidance on the recognition, presentation, and disclosure of revenues in financial statements of all public registrants. In October 2000, the SEC issued a Frequently Asked Questions document related to SAB 101 which provides interpretive guidance. The Company adopted SAB 101 in fiscal year 2001, and the adoption of SAB 101 did not have a significant impact on the Company's financial position or results of operations.

               In June 2001, the FASB issued SFAS No.141, Business Combinations. SFAS No.141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The adoption of this statement will have no significant impact on the Company's financial position or results of operations.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 1. Description of Business and Summary of Significant Accounting Policies (Continued)

          Effects of Recent Accounting Pronouncements (Continued)

               In June 2001, the FASB issued SFAS No.142, Goodwill and Other Intangible Assets. SFAS No.142 addresses the recognition and the measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded, in the Compnay's financial statements, will be affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 will be effective for the Company's fiscal year 2003, however management is assessing the impact that SFAS No. 142 will have on the Company's financial position and results of operations and investigating the possibility of early adoption, as allowed by the statement, in the first quarter of fiscal 2002.

NOTE 2.   Going Concern

               The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. At February 28, 2001, the Company has a shareholders' deficit of $1,985,345 and a working capital deficiency of $2,539,057. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. Also, although required, the Company was not able to complete an effective registration statement within 150 days in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. To generate additional revenues and the working capital needed to continue and expand operations, the Company has committed to a plan for reducing expenses, increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operating expenses.

               The above matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


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

                                                           Years Ended
                                                  February 28 and February 29
                                                    2001               2000
                                                    ----               ----
          Revenues                              $ 1,201,000        $ 1,824,000
                                                ===========        ============

          Net Loss                              $(5,380,000)       $(3,552,000)
                                                ============       ============

          Basic and diluted net loss
            per share                              $(.02)             $(.03)
                                                   ======             ======

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 4.   Property and Equipment

               At February 28, 2001, property and equipment consisted of the following:

          Computer and Office Equipment                           $ 115,929
          Less- Accumulated Depreciation                            (42,206)
                                                                  ---------

          Property and Equipment, net                           $    73,723
                                                                ===========

               Depreciation expense amounted to $ 22,567 and $5,885 for the years ended February 28, 2001 and February 29, 2000, respectively.

NOTE 5.   Goodwill

               At February 28, 2001, goodwill consisted of the following (see
          Note 3):

          Rooter Rattle Acquisition                             $ 1,050,202
          Music Art Acquisition                                     377,057
                                                              -------------
                                                                  1,427,259

          Impairment of goodwill                                   (801,645)
          Amortization of goodwill                                 (127,912)
                                                              -------------

          Goodwill, net                                        $    497,702
                                                               ============

               Amortization of goodwill for the year ended February 28, 2001 was approximately $127,912 and is included in selling, general and administrative expense in the consolidated statements of operations.

NOTE 6.   Convertible Secured Debentures

               In May, 2000, the Company issued $400,000 of secured convertible debentures to a group of investors. These debentures mature April 2001, are secured by substantially all of the Company's assets and bear interest at 10% per annum, payable quarterly; the debentures are convertible into common stock at any time at the holder's option at the lesser of $.04 per share or 50% of market value (the debt discount of $65,000 assigned to this beneficial conversion feature was recorded as additional paid-in capital and the related debt discount was amortized as interest expense in the quarter ended May 31, 2000 because debentures are convertible at any time at the note holder's option); the debentures also have warrants to purchase 4,000,000 shares of common stock at 110% of the market value on the closing date - the warrants have a five-year life and are exercisable immediately (using an option pricing model, the warrants were valued at $280,000 using the following assumptions: no expected payment of dividends, expected lives of warrants of three years, a risk free rate of 6.5% and a volatility of 75%). The $280,000 was recorded as additional paid-in capital and a debt discount and is being amortized to interest expense over the term of the related debentures. As of February 28, 2001, the debentures are offset by a net unamortized contra debt discount of approximately $46,667 and the Company amortized $233,333 of the $280,000 to interest

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 6.   Convertible Secured Debentures (Continued)

          expense for the year ended February 28, 2001 related to these warrants. The debenture holders also have certain rights in the event the Company files a registration statement. Although required, the Company was not able to complete an effective registration statement within 150 days of the debenture sale. As a result, the Company is in default of the debenture agreement. Furthermore, the Company may be subject to penalties under the agreements relating to these debentures for failure to timely register.

NOTE 7.   Notes and Loans Payable

               At February 28, 2001, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans payable bear interest at various rates ranging from 8.0% to 12.0% and have various maturities through August, 2001, except for the automobile loan which matures February 28, 2006. During the year ended February 28, 2001, the Company converted notes and loans payable in the amount of $109,014 into 5,849,099 common shares based upon stated conversion prices or negotiated conversion prices.

               Included in notes and loans payable is $60,876 due to the Company's President as of February 28, 2001. During the year ended February 28, 2001, the Company accrued interest of approximately $5,466 relating to loans from its President and approximately $71,260 in accrued interest was payable relating to these loans as of February 28, 2001, which is recorded in "accrued interest" in the accompanying consolidated balance sheets.

               Subsequent to February 28, 2001, certain of the debt was converted (See Note 15).

NOTE 8.   Convertible Subordinated Debentures

               The Company has outstanding $136,266 of convertible subordinated debenture, net of discount as of February 28, 2001. The debentures bear interest at rates ranging from 10% to 12% per annum and mature at various times through August 2001. Each $1,000 unit is convertible at any time at the holder's option, into between 10,000 and 100,000 shares of Company common stock for cumulative 3,900,000 common shares. In connection with the issuance of the convertible subordinated debentures, the Company recorded additional interest expense of $114,033 and $184,202 for the years ended February 28, 2001 and February 29, 2000, respectively, relating to beneficial conversion features.

               Subsequent to February 28, 2001, certain of the debt was converted (See Note 16).

NOTE 9.   Common Stock

               During the year ended February 28, 2001, the Company received $1,275,355 from the issuance of 48,393,200 shares of common stock through private placements to various investors and the issuance of 3,500,000 shares related to the exercise of stock options at $.01 per share.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 9.  Common Stock (Continued)

               During the year ended February 29, 2000, the Company received $783,318 (net of $101,000 of financing costs) from the issuance of 36,787,232 shares of common stock through private placements to various investors.

               During the year ended February 28, 2001, the Company converted approximately $109,014 of accounts payable, notes and loans payable and related accrued interest into 5,849,099 shares of common stock based upon negotiated conversion prices with the debtors.

               In connection with the issuance of $400,000 of debentures issued in May 2000, the Company issued warrants to purchase 4,000,000 shares of common stock at 110% of the market value on the closing date. Using an option pricing model, the warrants were valued at $280,000.

               During year ended February 29, 2000, the Company received cash from an investor group in the form of a note payable. This note provided the investor group with anti dilution rights. The note was converted into common stock of the Company during year ended February 29, 2000. During year ended February 28, 2001 the Company negotiated with the investor group to exchange their anti dilution rights for a non interest bearing note payable of $40,000 which was charged against paid in capital.

               From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $1,218,470 and $2,070,520 for the years ended February 28, 2001 and February 29, 2000, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. For transactions recorded at the fair value of the Company's common stock issued, a 20% discount was applied due to certain trading restrictions placed on such shares, which limited the transferability of such shares until after a twelve month holding period. The number of shares of common stock issued for services performed in 2001 and 2000 was 34,811,452 and 30,665,714, respectively.

NOTE 10.  Stock Options

               In 1995, the Company issued its president and shareholder the option to purchase 500,000 shares of common stock any time before December 1, 2005 for $.10 per share. In January 2000, the Company issued an additional 10,000,000 options, which are immediately exercisable, at an exercise price of $.01 per share with an expiration date of January 2004. 3,500,000 of these options have been exercised and 7,000,000 remain outstanding as of February 28, 2001. The agreement also contains an anti-dilution provision that has the effect of increasing the options by 11,201,000 and 8,650,000 as of February 28, 2001 and February 29, 2000, respectively. However, no additional options

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 10.  Stock Options (Continued)

          have been issued. It is anticipated that any additional options issued will have the same expiration date of January 2004.

               In March 2000, the Company entered into an agreement to issue 50,000 stock options per month for twelve months to a non-employee for consulting services to be rendered during calendar year 2000. The options are exercisable at $.01 per share and have no expiration date. In accordance with SFAS No. 123, "Accounting For Stock-Based Compensation", the Company recorded an expense of $61,350 and an increase to additional paid in capital for such options issued during the months of March, 2000 through February 2001. The method of determining the expense was based on using an option pricing model with certain assumptions, including a risk free interest rate of 6.5%, volatility of 75%, expected lives of options of five years and no expected payment of dividends. The weighted average grant-date fair value of options granted was $ .12 per share.

               The following is a summary of the status of stock option activity for the years ended February 28, 2001 and February 29, 2000.

                                                                 Weighted-Average
                                                    Options       Exercise Price

          Outstanding
            February 28, 1999                        500,000           $ .10
              Granted                             10,000,000           $ .01
              Exercised                                  --
              Terminated                                 --
                                                  ----------

          Outstanding
            February 28, 2000                     10,500,000          $ .01
              Granted                                600,000          $ .01
              Exercised                           (3,500,000)         $ .01
              Terminated                                 -
                                                  ----------

          Outstanding
            February 28, 2001                      7,600,000          $ .01
                                                  ==========

               The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB Opinion 25 ("Accounting for Stock Issued to Employees") in accounting for stock options issued to employees. Accordingly, no compensation cost has been recognized for the years ended February 28, 2001 and February 29, 2000.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 11.  Income Taxes

               The Company accounts for income taxes in accordance with SFAS
          No. 109, "Accounting for Income Taxes". The Company incurred no income tax expense for the years ended February 28, 2001 or February 29, 2000 due to operating losses incurred.

               The net deferred tax asset at February 29, 2001 included the following:

          Deferred tax asset                                     $4,680,000
          Valuation allowance                                    (4,680,000)
                                                                 ----------
          Net deferred tax asset, after
            valuation allowance                                  $      --
                                                                 ==========

               The tax effects of major temporary differences that gave rise to the Company's net deferred tax asset are as follows:

          Net operating loss carryforwards                       $4,432,000
          Accrued expenses                                          231,000
          Other                                                      17,000
                                                                 ----------
          Total                                                  $4,680,000
                                                                 ==========

               The Company has experienced significant losses since inception. As a result of various common stock transactions over the years, certain of the accumulated net operating loss carryforwards generated by these losses, which total approximately $11,700,000, may be lost and/or substantially limited. Notwithstanding such effect, any deferred tax asset recorded as a result of potential net operating loss carryforwards, available to offset future taxable income, would be offset by an equivalent valuation allowance, since management believes that it is more likely than not that such deferred tax asset will not be realized. These carryforwards expire through 2021.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 12.  Commitments and Contingencies

          Lease Commitments and Contingencies

               The Company leases its office and certain office equipment under various operating lease agreements expiring in September 2004.

               The minimum annual lease payments due under these lease agreements is as follows:

          YEAR ENDING
          FEBRUARY 28,                                               AMOUNT
          ------------                                              -------
              2002                                                  $20,400
              2003                                                   22,480
              2004                                                   23,440
              2005                                                   14,000
                                                                    -------
                                                                    $80,320
                                                                    =======

               Rent expense was approximately $25,232 in 2001 and $19,000 in 2000.

          Employment Agreement

               The Company has an employment contract (the "agreement") with its President through January 1, 2005 which provides for minimum annual salary and bonuses based on Company revenues. The agreement also provides for one-year extensions every January 1 unless notice is given by the Company. In addition, the Company granted this person 10,500,000 stock options with anti-dilution provisions (see Note10 ).

          Licenses

               The Company has entered into various licensing agreements (the "agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters as well as certain accessories containing logos and names of professional minor league and college sports teams. The agreements expire at

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 12.  Commitments and Contingencies (Continued)

          Licenses (Contined)

          various dates through 2003 and generally require the Company pay a royalty of between 9% and 11% of sales, with certain minimum royalty payments required. Royalty expense amounted to $134,400 and $37,000 for the years ended February 28, 2001 and February 29, 2000, respectively.

          Contingenies

               In July/August, 2000, the Company's subsidiary, Team Sports Specialities, Inc., acquired the assets of Rooter Rattle, Ltd. Part of the consideration for that acquisition was shares of the Company's common stock. In connection with the acquisition, the Company agreed with Rooter Rattle that if certain conditions with respect to the Company's stock issued to Rooter Rattle were not met on or before the first anniversary of closing, the Company would either pay Rooter Rattle an amount of $545,000 or transfer to Rooter Rattle, free and clear of all liens and encumbrances, the stock of Team Sports.

          The conditions with respect to the Company's common stock were not met, and therefore under the agreements the Company was required to pay to Rooter Rattle $545,000 or deliver the stock of Team Sports free and clear of all encumbrances. The Company has not been able to deliver the purchase price nor deliver the stock free and clear of encumbrances. In addition, the Company has not paid the $30,000 principal outstanding on a Promissory Note issued to Rooter Rattle in connection with the acquisition, and that Note is in default. In addition, counsel to Rooter Rattle has alleged that the Company did not pay debts of Rooter Rattle which it had agreed to assume in connection with the acquisition, that the Company incurred unauthorized debt in the manner of Team Sports, Specialities, commingled funds of Team Sports Specialities with other funds of the Company, in violation of acquisition agreements, and permitted a security interest to be filed against the assets of Team Sports Specialities in violation of the acquisition agreements. The Company believes that the ultimate legal and financial liability of the Company with respect to the above matter, including a range of possible losses, cannot be estimated at this time. Therefore, no provision has been recorded in the Company's financial statements.

               In the normal course of business The Company is subject to various regulations, proceedings, lawsuits, claims and other matters. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows.

NOTE 13.  Statements of Cash Flows

               During the year ended February 28, 2001, the Company entered into the following non-cash transactions:

               Converted approximately $109,014 of notes and loans payable and related accrued interest into 5,849,099 shares of common stock.

               Issued a note payable for $40,000 to a shareholder as consideration for waiving certain anti-dilution privileges, which was charged against paid-in capital.

               Issued a note payable in the amount of $26,605 for the purchase of equipment.

               Recorded a debt discount of $280,000 related to warrants issued with a secured convertible debenture.

               Recorded a debt discount of $65,000 related to beneficial conversion feature of a secured convertible debenture.

               Recorded the following with respect to two business combinations entered into in 2001:

               o Issued a note payable for $30,000 as part of the acquisition of Rooter Rattle, LP.

               o Issued 4,678,334 shares of common stock valued at $850,625 for the acquisition of two companies.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 13.  Statements of Cash Flows (Continued)


               o Paid cash of $388,574, net of cash acquired of $1,426 for the purchase of Rooter Rattle, LP

               o    Recorded goodwill of approximately $1,427,259

               o    Assets purchased and liabilities assumed are as follows:


               Inventories                                        $  82,906
               Accounts receivable                                  104,757
               Other assets                                          11,821
               Property and equipment                                 2,243
                                                                  ---------
                                                                    201,727

               Accounts payable and accrued expenses                358,359
                                                                  ---------

               Net liabilities assumed in
                 business combinations                           $ (156,632)
                                                                 ==========


          Cash payments for interest expense were immaterial for the years ended February 28, 2001 and February 29, 2000.

NOTE 14.  Related Party Transactions

               The Company has an employment agreement with its President (see
          Note 10), who has elected to defer a portion of his salary in support of the cash needs of the Company.

               At February 28, 2001 and February 29, 2000, the amount of salary deferred was $254,893 and $234,000 respectively.

               Included in notes and loans payable is $60,876 due to the Company's President as of February 28, 2001. The Company accrued interest related to these loans from its President of approximately $5,466 during 2001, and approximately $71,260 in accrued interest was payable relating to these loans at February 28, 2001, which is recorded in "accrued interest" in the accompanying consolidated balance sheet.

               The Company issued 7,256,250 and 6,600,000 shares of common stock to officers, directors and family members for services rendered during the years ended February 28, 2001 and February 29, 2000, respectively.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 15.  Subsequent Events (Unaudited)

               Subsequent to February 28, 2001, the following occurred:

               The Company issued notes payable and convertible subordinated debentures for cash proceeds of $367,500, including $22,500 received from the Company's CEO and CFO;

               The Company received $151,500 from the sale of 15,150,000 shares of Company common stock to various investors;

               The Company converted $38,000 of notes and loans payable outstanding at February 28, 2001, along with related accrued interest of $1,250 into 3,925,000 shares of Company common stock.

               The Company converted $25,000 of subordinated debentures outstanding at February 28 2001, along with related accrued interest of $2,283 into 1,392,300 shares of Company common stock.

               The Company received a notice from the partners of Rooter Rattle, LP declaring the Company's wholly-owned subsidiary, Team Sports Specialty Corporation ("Team Sports") in default under certain terms of the August 3, 2000 Purchase and Sale Agreement (the "Agreement") between Team Sports and Rooter Rattle, LP (see Note 12).

               The Company signed a licensing agreement with Marvel Enterprises to administer the official Marvel Universe Fan Club. The Fan Club is
                                     ------------------------
          marketed in Marvel comic books, over the internet and other mediums. The license expires December 31, 2003.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 4, 2000, the Company filed a current report on Form 8-K, under Item 4, reporting the change in its certifying accountant due to the merger of its prior accountant, Rudolph Palitz, LLC with McGladrey & Pullen, LLP. The letter from the previous accountant required by paragraph (a)(3) of Regulation S-B Item 304 was included as an exhibit to this filing.

On July 12, 2001, the Company filed a current report on Form 8-K, under Item 4, reporting the change in its certifying accountant from McGladrey & Pullen, LLP, to Withum Smith & Brown of New Brunswick, New Jersey. Reponse to this Item is incorporated from that filing.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Directors and Officers:

     The directors and executive officers of the Company as of February 28, 2001 are as follows:

            Name            Age                       Position

Paul S. Lipschutz           54             Chief Executive Officer and Director

Jeffrey Andrews             49             Chief Financial Officer and Director

All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. There are no family relationships among the directors and officers.

Paul S. Lipschutz has served as Chief Executive Officer and director for the Company since 1992. Mr. Lipschutz' experience includes strategic planning, product development, operational systems development and sales management for numerous companies. Mr. Lipschutz is also a recognized expert in the direct response marketplace. Mr. Lipschutz is a 1967 graduate of The Wharton School of Finance and Commerce of the University of Pennsylvania.

Jeffrey Andrews was appointed Chief Financial Officer for the Company in May 1999, and became a director since October, 1999. Mr. Andrews is a certified public accountant and has extensive financial and accounting experience in the private and public sectors. He has worked for several public companies and was directly involved in the roll-up of a publicly held subsidiary into an IPO. From May 1996 to March 1999, Mr. Andrews was the Chief Financial Officer and Vice President of Strategic Planning for the Judge Group, a publicly traded staffing company. Prior to joining the Judge Group, Mr. Andrews had his own consulting firm from 1995 to May 1996 and worked for Ernst & Young from 1993 to 1995 in the area of corporate finance. Mr. Andrews received a Bachelors of Arts degree from Villanova University in 1974.

There can be no assurance that these persons will remain affiliated with the Company or that the scope of their involvement will not change.

     (b) Key Employees: There are no key employees in addition to those mentioned above.

     (c) Family Relationships: There are no family relationships among the directors and officers.

     (d) Legal Proceedings: None of the directors and officers have been involved in any bankruptcy proceeding, proceeding under the Federal or State Securities Laws or Commodities Futures Law, any proceeding adverse to the Company or any other legal proceeding material to their evaluation as an officer or director.

Item 10. Executive Compensation.

(a) Summary Compensation Table: The following table describes the compensation of the company's five most highly compensated officers:

                           Summary Compensation Table

                       Annual Compensation                                            Long Term Compensation

                                                                           Awards                                Payouts
Name and Principal Position       Year    Salary      Bonus      Other     Restricted  Securities     LTIP Pay outs       All other
                                                                 Annual    Stock       Underlying          ($)          compensation
                                                              Compensation Awards ($)  Options (SARs)
Paul S. Lipschutz                 2001   125,000(1)
Chief  Executive Officer          2000   108,000                                                       503,250          8,650,000*

Jeffrey Andrews                   2001    96,000
Chief Financial Officer           2000    76,770                                                        67,000

* Mr. Lipschutz did not receive any option awards in fiscal year 2000. However, he received an option for 10,000,000 shares in fiscal year 1999. Pursuant to anti-dilution terms described below under "Employment Contracts and Termination of Employment and Change In Control Arrangements," these options became exercisable for an additional 8,650,000 shares in Fiscal 2000. As of May 2, 2000, these options were exercisable for 20,039,235 shares.

(1) Mr. Lipschutz agreed to defer his $108,000 salary in fiscal 2000 and deferred $54,447 in fiscal 2001 due to the financial condition of the Company and to help the Company secure financing. In addition, Mr. Lipschutz received an aggregate 4,950,000 shares of Common Stock as compensation for services in fiscal 2000 and 31,200,000 shares as of November 13, 2001, in fiscal 2001.

(2) Mr. Andrews received $47,550 and $52,700 in cash compensation for fiscal 2001 and 2000 respectively. He also deferred -- compensation in the amount of $48,450 and $24,000 during that period, due to the financial condition of the Company. In addition to his salary, Mr. Andrews also received a total of 800,000 shares of Common Stock as compensation for services in fiscal 2000.

(b) Options/SAR Grants: The only options granted to executive officers in fiscal year 2000 were the options for an additional 8,650,000 shares received by Mr. Lipschutz by virtue of anti-dilution rights in options granted in fiscal 1999. No SARs were granted in fiscal 2000.

(c)  Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value: None.

(d)  Long-Term Incentive Plans: None.

(e) Compensation of Directors: The Company issues to its directors 50,000 shares of common stock each quarter as a director's fee.

(f)  Employment Contracts and Termination of Employment and Change in Control
     Arrangements:

Mr. Lipschutz has an Employment Agreement with the Company which became effective on January 1, 1999 and which originally expired on January 1, 2004. At each anniversary date of the Employment Agreement, the Employment Agreement will extend for another year, unless either Mr. Lipschutz or the Company gives ninety days prior notice of intent not to have the Agreement renewed. No notice was given on January 1, 2000; therefore the Employment Agreement has been extended to January 1, 2005. If no notice is given on January 1, 2001, the term of the Employment Agreement will be extended to January 1, 2006.

Under the Employment Agreement, Mr. Lipschutz was also granted an option originally exercisable for 10,000,000 shares of the Company's Common Stock at a price of $.01 per share (the "Option"). The Option may be exercised in whole or in part through January 1, 2004, but partial exercises of the Option must be made in lots of 100,000 shares or greater. The Option will continue to be exercisable for its original term after in the event of Mr. Lipschutz' death or the termination of his employment with the Company. Under the Employment Agreement, the number of shares for which the option is exercisable has anti-dilution protection so that the option will always be exercisable for 11.52% of the Company's outstanding Common Stock. Currently, the option is exercisable for 20,039,235 shares.

Mr. Lipschutz initial base salary under the Employment Agreement for calendar year 2000 was $125,000. During the calendar year 2000 and for each year thereafter, Mr. Lipschutz is entitled to an additional salary based on the gross sales of the Company as follows:

                      Annual Revenues                  Additional Salaries
                      ---------------                  -------------------

               $1,000,000 to $1,999,999                     $25,000

               $2,000,000 to $2,999,999                     $50,000

               $3,000,000 to $4,999,999                     $75,000

     Each $1,000,000 increment thereafter                   $25,000

Beginning with the fiscal year 2001, Mr. Lipschutz's base salary will increase by 15% of the sum of his previous year's base salary and additional salary under the table above for the immediately preceding year.

There are no other employment agreements with any executive officer of the Company.

(g)  Report on Repricing of Options/SARS: Not Applicable.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of September 4, 2001 with respect to the beneficial ownership of the Company's securities by officers and directors, individually and as a group, and all holders of more than 5% of the shares of any class of the Company's voting securities. Unless otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the beneficial owners indicated.

On September 4, 2001, there were 293,185,826 shares of Common Stock outstanding.

            Name and Address of Beneficial Owner                                 Common Stock
                                                                    Number of Shares      Percent of Class

(a)      Officers and Directors:

     Paul S. Lipschutz                                              33,515,560 (1)        19.27
     1600 Lower State Road
     Doylestown, PA 18901

     Jeffrey Andrews                                                800,000               *
     1600 Lower State Road
     Doylestown, PA 18901

     Officers and Directors as a group (2 persons)

     (b) Other beneficial owners                                    N/A                   N/A

     *  Less than 1%


(1) Does not include 3,075,000 shares owned by Marilyn Lonker, as to which he disclaims beneficial ownership. Includes 26,333 shares owned by the estate of Harvey Benson, of which Mr. Lipschutz serves as Executor. Also includes 10,000,000 options issued on January 1, 1999 under an arrangement in which the ratio of those options to the total shares outstanding when the options were issued would always be maintained until all 10,000,000 options were exercised. At the original issue date, this ratio was 11.52%. As of May 2, 2000, CCGR had issued 173,951,697 shares of common stock. As of that date, Mr. Lipschutz was eligible to exercise options worth 11.52% of 173,951,697 shares. This equals options worth 20,039,235 of underlying common stock.

Also included are 500,000 options the Company issued to Mr. Lipschutz on November 30, 1995. Mr. Lipschutz may exercise these options to purchase 500,000 shares of common stock for $.10 per share. The options expire on December 1, 2005.

Item 12. Certain Relationships and Related Transactions.

The Company believes that the terms of the transactions described below were as favorable to the Company as would have been obtained by the Company in arms-length negotiations.

Beginning in fiscal year 1996, Mr. Lipschutz made various loans to the Company to assist it with meeting its important expenditures. From that period to the present, the Company repaid Mr. Lipschutz various amounts at unscheduled times. Repayments and new loans were made during the same fiscal periods. The aggregate outstanding principal balance of the loans have accrued interest at 10 % per annum, and continues to accrue interest at that rate. At February 28, 1998, the Company owed Mr. Lipschutz $83,464 in principal on the loan. In addition, for that year the loan had accumulated $10,313 in interest, and the loan had total accrued interest of $52,376 at February 28, 1998. The total amount owed to Mr. Lipschutz, with interest and principal on the loan, at February 28, 1998 was $135,840.

On April 28, 1999, pursuant to the Separation Agreement between the Company and SDS, Mr. Lipshutz resigned from his position as an officer and director of SDS. Mr. Lipshutz also tendered his equity interest in SDS to SDS under the terms of the Separation Agreement. Mr. Lipshutz had acquired his equity interest by transfer of the SDS shares the Company had received upon exercise of an option to purchase SDS shares. This transaction is discussed in the "Description of Business" section of this registration statement. Mr. Lipshutz did not give any consideration to the Company for the SDS shares he received in the transaction.

At February 28, 1999, the principal amount of Mr. Lipschutz's loan had decreased to $67,101 through net repayments. The loan accumulated $7,528 in interest during Fiscal Year 1999, and the loan had total accrued interest of $59,904 at February 28, 1999. The total amount owed to Mr. Lipschutz, with interest and principal on the loan, at February 28, 1999 was $127,005.

At February 29, 2000, the principal amount of Mr. Lipschutz's loan had decreased to $50,376 through net repayments. The loan accumulated $5,890 in interest during Fiscal Year 2000, and the loan had total accrued interest of $65,794 at February 29, 2000. The total amount owed to Mr. Lipschutz, with interest and principal on the loan, at February 29, 2000 was $116,170.

At Fecruary 28, 2001, the principal amount of Mr. Lipschutz loan had increased to $60,876 throuygh net borrowings. The loan accumulated $5,466 in interest during fiscal year 2001, and the loan had total accrued interest of $71,260 at Febraru 28, 2001. The total amount owed to Mr. Lipschutz , with interest and principal on the loan, at February 28, 2001 was $132,136.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

3.1      Certificate of Incorporation *

3.2      Bylaws. *

4.1 Form of Debenture used in outstanding debt of approximately $70,000 as of 2/29/00. *

4.2      Form of Debentures Due April 2001 (aggregate $400,000). *

4.3 Form of Warrants issued in connection with 4.2 (exercisable for an aggregate 4,000,000 shares). *

4.4      Form of Registration Rights Agreement with holders of 4.2 and 4.3. *

10.1     Paul S. Lipschutz Employment Agreement. *

10.2     Exclusive Licensing Consultant Agreement with Building Q. *

10.3 Merchandise License with New Line Productions, Inc. for Austin Powers products. *

10.4     Royalty Agreement with Galena Industries.  *

10.5 License Agreement with Creative Licensing Corporation for Terminator Products. *

10.6     License Agreement with Canal+ DA for Terminator 2 products. *

10.7     Financial Consulting Agreement with NIR Group, LLC. *

10.8     License Agreement with Marvel Characters, Inc. for X-Men products.  *

10.9     Lease for 1600 Lower State Road. *

10.10    Agreement with Verne Troyer and TC Ventures. *

10.11    Secured Convertible Debenture Purchase Agreement. **

10.12    Security Agreement executed in connection with Exhibit 10.11. **

10.13    Separation Agreement with S.D. Studios. **

16 Letter on change in certifying accountant, incorporated by reference to Form 8-K filed on 8/4/2000.

       * Incorporated by reference to Form 10KSB 12G filed on 5/24/2000.

      ** Incorporated by reference to Form 10-KSB 12G filed on 9/7/2000.

Reports on Form 8-K.

On February 15, 2001, the Company filed a report on Form 8-K to diclose on
Item 2 its entering into an asset purchase agreement with Rattle Rooter, LP.

On February 20, 2001, the Company filed a reoirt on Form 8-K to disclose on
Item 2 its acquisition of the assets of Rooter Rattle, LP. In Item 7, the financial statements of Rooter Rattle were reported, as was Proforma financial information.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COLLECTIBLE CONCEPTS GROUP, INC.

                                        By: /s/ Paul S. Lipschutz
                                            ----------------------------
                                                Paul S. Lipschutz,
                                                Chief Executive Officer


                                        Date:   November 21, 2001



                                        By: /s/ Jeffrey Andrews
                                            ----------------------------
                                                Jeffrey Andrews,
                                                Chief Financial Officer


                                        Date:   November 21, 2001

Pursuant to the requirement of the Securities and Exchange Act of 1934, this Amendment to registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures                        Title                          Date
----------                        -----                          ----

/s/ Paul S. Lipschutz        Chief Executive                November 21, 2001
---------------------

                             Officer and Director

Paul S. Lipschutz

/s/ Jeffrey Andrews          Chief Financial Officer        November 21, 2001
-------------------           and Director


Jeffrey Andrews