Form 10QSB
period 2001-05-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2001-12-19
CIK 1106946

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         SECURITIES EXCHANGE ACT OF 1934

(Mark one)

  [_] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended May 31, 2001.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES


                                      INDEX


PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements - Unaudited

         Consolidated Balance Sheets--
         May 31, 2001 and February 28, 2001 ............................  3

         Consolidated Statements of Operations--
         for the three month periods ended May 31, 2001
         and 2000 ......................................................  5

         Consolidated Statement of Shareholders' Deficiency
         for the three month period ended May 31, 2001 .................  6

         Consolidated Statements of Cash Flows
         for the three month periods ended May 31, 2001
         and 2000 ......................................................  7

         Notes to Consolidated Financial Statements ....................  8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...........................  14

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings .............................................  19

Item 2.  Changes in Securities and Use of Proceeds .....................  19

Item 3.  Defaults Upon Senior Securities ...............................  19

Item 4.  Submission of Matters to a Vote ...............................  19

Item 5.  Other Information .............................................  19

Item 6.  Exhibit and Reports on Form 8-K and Form 8-K/A ................  20

Signatures .............................................................  21

Item 1.  Consolidated Financial Statements


               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)





                                                                   MAY 31,          FEBRUARY 28,
                                                                    2001                2001
                                                                    ----                ----

                            ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                    $      138          $       222
  Accounts receivable - net                                        61,761               41,595
  Inventories                                                     376,048              374,799
  Prepaid royalties                                               115,551               98,051
  Prepaid expenses and other                                          600                8,970
                                                               ----------          -----------
        Total current assets                                      554,098              523,637

PROPERTY AND EQUIPMENT, NET                                        91,513               73,723


GOODWILL, NET                                                      33,613              497,702
                                                               ----------          -----------

        Total assets                                           $  679,224          $ 1,095,062
                                                               ==========          ===========



                See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           MAY 31,         FEBRUARY 28,
                                                                            2001               2001
                                                                            ----               ----

                       LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Convertible secured debentures, net                               $    400,000       $     353,333
     Notes and loans payable, current portion                               653,272             479,470
     Convertible debentures                                                 121,800             136,266
     Accounts payable and accrued expenses                                1,390,533           1,287,665
     Accrued payroll                                                        320,440             365,957
     Payroll taxes payable                                                  241,607             164,231
     Accrued interest                                                       161,097             137,978
     Accrued royalties                                                      134,045             137,794
                                                                       ------------       -------------

         Total current liabilities                                        3,422,794           3,062,694
                                                                       ------------       -------------

NOTES PAYABLE, NET OF CURRENT PORTION                                             -              17,713
                                                                       ------------       -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
     Capital stock, $.001 par value,
         350,000,000 shares authorized;
         284,459,735 and 259,935,503 shares issued
           and outstanding at May 31, 2001 and February 28,
            2001, respectively                                              284,460             259,936
     Additional paid-in-capital                                          11,363,229          11,084,611
     Accumulated deficit                                                (14,381,459)        (13,315,892)
     Deferred compensation/services                                          (9,800)            (14,000)
                                                                       ------------       -------------

         Total shareholders' deficiency                                  (2,743,570)         (1,985,345)
                                                                       ------------       -------------

                Total liabilities and shareholders' deficiency         $    679,224       $   1,095,062
                                                                       ============       =============

                   See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MAY 31,
                                                                       -------------------------------
                                                                            2001              2000
                                                                            ----              ----
SALES                                                                  $     87,391      $      9,630

COST OF SALES                                                                27,605             8,689
                                                                       ------------      ------------

     GROSS PROFIT                                                            59,786               941

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                999,320           877,433
                                                                       ------------      ------------

LOSS FROM OPERATIONS                                                       (939,534)         (876,492)

OTHER INCOME (EXPENSES)
     Total other income (expense), principally interest expense            (126,033)         (166,695)
                                                                       ------------      ------------

NET LOSS                                                               $ (1,065,567)     $ (1,043,187)
                                                                       ============      ============

NET LOSS PER SHARE:
     BASIC AND DILUTED                                                 $       0.00            ($0.01)
                                                                       ============      ============

WEIGHTED AVERAGE SHARES USED IN NET
     LOSS PER SHARE CALCULATIONS:
     BASIC AND DILUTED                                                  272,290,610       181,554,000
                                                                       ============      ============


                     See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                         THREE MONTHS ENDED MAY 31, 2001
                                   (UNAUDITED)

                                                                                          Additional      Deferred
                                                   Common Stock             Paid-in      Accumulated   Compensation /
                                            ----------------------------
                                               Shares         Amount        Capital        Deficit        Services         Total
                                            ------------- -------------- -------------- -------------- -------------- --------------
Balance, March 1, 2001                       259,935,503   $    259,936   $ 11,084,611   $(13,315,892)  $    (14,000)  $ (1,985,345)

Common stock issued for cash                     650,000            650          5,850                                 $      6,500

Common stock issued for
   services rendered                           8,685,232          8,685        128,507                             -        137,192

Common stock issued for accrued interest         925,000            925         12,525                                       13,450

Conversion of convertible debentures, notes
   and loans payable into common stock         4,264,000          4,264         41,736              -              -         46,000

Exercise of stock options                     10,000,000         10,000         90,000              -              -        100,000

Amortization of unearned compensation                  -              -              -              -          4,200          4,200

Net loss for the three months ended
   May 31, 2001                                        -              -              -     (1,065,567)             -     (1,065,567)
                                            ------------- -------------- -------------- -------------- -------------- --------------

Balance, February 28, 2001                   284,459,735   $    284,460   $ 11,363,229   $(14,381,459)  $     (9,800)  $ (2,743,570)
                                            ============= ============== ============== ============== ============== ==============



                 See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED MAY 31,
                                                                            ----------------------------------
                                                                                 2001                 2000
                                                                                 ----                 ----
Cash Flows from Operating Activities:
    Net loss                                                                $ (1,065,567)        $ (1,043,187)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation                                                              5,424                7,886
         Amortization of goodwill                                                 19,428                    -
         Amortization of debt discount                                            47,201                    -
         Amortization of deferred debt expense                                     8,670                    -
         Amortization of deferred services                                         4,200                    -
         Impairment of long lived assets                                         444,661
         Provision for doubtful accounts                                             906                    -
         Common stock issued for services rendered                               137,192              383,655
         Interest expense related to beneficial conversion of debt                                    130,166
         Expense related to issuance of options                                        -               52,833
         Changes in operating assets and liabilities, net of effects from acquired companies:
           Accounts receivable                                                   (21,073)              (3,696)
           Inventories                                                            (1,249)            (244,016)
           Prepaid royalties                                                     (17,500)             (11,945)
           Prepaid expenses and other                                               (300)              13,400
           Accounts payable and accrued expenses                                 102,869               52,554
           Accrued payroll                                                       (45,517)             (79,152)
           Payroll taxes payable                                                  77,376               65,752
           Accrued interest                                                       36,569                4,860
           Accrued royalties                                                      (3,749)                   -
                                                                            ------------         ------------
                                                                                       -
           Net Cash Used in Operating Activities                                (270,459)            (670,890)

Cash Flows from Investing Activities:
    Purchase of property and equipment                                           (23,214)             (24,127)

Cash Flows from Financing Activities:
    Borrowings, net of financing fees of $52,000 for 2000                        206,950              370,500
    Proceeds from issuance of capital stock and exercise of                            -
       stock options, net                                                        106,500              446,407
    Repayment of notes and loans payable                                         (19,861)             (14,634)
                                                                            ------------         ------------

           Net Cash Provided by Financing Activities                             293,589              802,273
                                                                            ------------         ------------

Net Increase (Decrease) In Cash                                                      (84)             107,256

Cash, Beginning                                                                      222              247,491
                                                                            ------------         ------------

Cash, Ending                                                                $        138         $    354,747
                                                                            ============         ============

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

Note 1.   Description of Business and Summary of Significant Accounting Policies

          Description of Business

               Collectible Concepts Group, Inc. (the "Company") distributes high-end and novelty products related to both the entertainment and sports industries. The Company sells its products through retailers, distributors, department stores, the Internet and catalogers.

          Basis of Presentation

               The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest form 10-KSB.

               Interim statements are subject to possible adjustments in connection with the annual audit of the company's accounts for the fiscal year 2002; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

Note 2.   Going Concern

               The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. At May 31, 2001, the Company has a shareholders' deficit of $2,743,570 and a working capital deficiency of $2,868,696. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. Also, although required, the Company was not able to complete an effective registration statement within 150 days in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. To generate additional revenues and the working capital needed to continue and expand operations, the Company has committed to a plan for reducing expenses, increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operating expenses.

               The above matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

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

               Subsequent to May 31, 2001, the Company received notice from the partners of Rooter Rattle, LP declaring the Company's wholly-owned subsidiary, Team Sports Specialty Corporation ("Team Sports") in default under certain terms of the August 3, 2000 Purchase and Sale Agreement (the "Agreement") between Team Sports and Rooter Rattle, LP. The partners of Rooter Rattle, LP and the Company have verbally agreed to have all assets of Team Sports, less certain liabilities to the extent that the liabilities would exceed the assets given back to Rooter Rattle, LP by $150,000, would revert back to Rooter Rattle, LP as provided for in the event of default as defined in the Agreement. No final agreement has been executed between the Company and Rooter Rattle. In light of this development the Company wrote off the remaining amount of goodwill in the amount of $444,661 during the three months ended May 31, 2001. This charge is reflected in the selling, general and administrative expense.

               The results of operations for both purchases are included from the date of their acquisitions. The following unaudited pro forma summary combines the results of operations of the Company, Music Art Corporation and Rooter Rattle, L.P. as if the acquisitions had occurred on March 1, 2000 after giving effect to certain adjustments, including amortization of intangible assets and increased interest expense.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

Note 3.   Acquisitions (Continued)

               The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, the pro forma information is not intended to be a projection of future results.

                                                        Three Months Ended
                                                              May 31
                                                               2000
                                                               ----

          Revenues                                          $ 226,727
                                                            =========

          Net                                              $(1,061,891)
                                                           ============
          Loss

          Basic and diluted net loss per share                $(.01)
                                                              ======



Note 4.   Convertible Secured Debentures

               As of May 31, 2001, the contra debt discount related to the debentures has been fully amortized. A charge to the operating statement of $46,667 as interest expense was recorded during the three months ended May 31, 2001. After amortization of the contra debt discount, the balance of the convertible secured debenture as of May 31, 2001 is $400,000. Although required, the Company was not able to complete an effective registration statement within 150 days of the debenture sale which took place in May 2000. As a result, the Company is in default of the debenture agreement.

               Subsequent to May 31, 2001, certain of the debt was converted (See Note 10).

Note 5.   Notes and Loans Payable

               During the three months ended May 31, 2001, the Company converted notes and loans payable in the amount of $31,000 into 3,100,000 common shares based upon stated conversion prices or negotiated conversion prices. During the three months ended May 31, 2001 the Company secured additional notes payable of $206,950 with interest rates ranging from 0 to 12 percent per annum.

Note 6.   Convertible Subordinated Debentures

               During the three months ended May 31, 2001, the Company converted $15,000 of debentures along with related interest into 1,264,000 shares of Company's common stock.

          * Subsequent to May 31, 2001, certain of the debt was converted (See Note 10).

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED


Note 7.   Shareholders' Deficiency

               During the three months ended May 31, 2001, the Company received $106,500 from the issuance of 650,000 shares of common stock through private placements to various investors and the issuance of 10,000,000 shares related to the exercise of stock options at $.01 per share.

               During the three months ended May 31, 2001, the Company converted approximately $46,000 of notes and loans payable and convertible debentures into 4,264,000 shares of common stock based upon negotiated conversion prices with the debtors. During the three months ended May 31, 2001, the Company converted approximately $13,450, of accrued interest related to the notes and loans payable and convertible debentures into 925,000 shares of common stock based upon negotiated conversion prices with the debtors.

               From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $137,192 for the three months ended May 31, 2001. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. For transactions recorded at the fair value of the Company's common stock issued, a 20% discount was applied due to certain trading restrictions placed on such shares, which limited the transferability of such shares until after a twelve month holding period. The number of shares of common stock issued for services performed for the three months ended May 31, 2001 was 8,685,232.

Note 8.   Statements of Cash Flows

               During the three months ended May 31, 2001, the Company entered into the following non-cash transactions:

               Converted approximately $46,000 of notes and loans payable, convertible debentures and related accrued interest into 4,264,000 shares of common stock.

               Converted approximately $13,450 of accrued interest into 925,000 shares of common stock.

               Cash payments for interest expense was $5,993 for the three months ended May 31, 2001.

               During the three months ended May 31, 2000, the Company entered into the following non-cash transactions:

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

note 8.   Statements of Cash Flows (Continued)

               Converted approximately $154,000 of accounts payable, notes and loans payable and related accrued interest into 5,555,849 shares of common stock.

               Issued a note payable for $40,000 to a shareholder as consideration for waiving certain anti-dilution privileges.

               Cash payments for interest expense was minimal for the three months ended May 31, 2000.

NOTE 9.   Contingency

               In July/August, 2000, the Company's subsidiary, Team sports Specialties, Inc. acquired the assets of rooter Rattle, Ltd. Part of the consideration for that acquisition was shares of the Company's common stock. In connection with the acquisition, the company agreed with Rooter rattle that if certain conditions with respect to the Company's stock issued to Rooter Rattle were not met on or before the first anniversary of closing, the Company would either pay Rooter Rattle an amount of $545,000 or Transfer to Rooter Rattle, free and clear of all liens and encumbrances, the stock of Team sports. The Condition with respect to the Company's common stock were not met, and therefore under the agreement the Company was required to pay to Rooter Rattle $545,000 or deliver the stock of Team Sports free and clear of all encumbrances. The Company has not been able to deliver the purchase price nor deliver the stock free and clear of encumbrances. In addition, the Company has not paid the $30,000 principal outstanding on a Promissory Note issued to Rooter rattle in connection with the acquisition, and the Note is in default. Subsequent to May 31, 2001, the Company received notice from the partners of Rooter Rattle, LP declaring the Company's wholly-owned subsidiary, Team Sports Specialty Corporation ("Team Sports") in default under certain terms of the August 3, 2000 Purchase and Sale Agreement (the "Agreement") between Team Sports and Rooter Rattle, LP. The partners of Rooter Rattle, LP and the Company have verbally agreed to have all assets of Team Sports, less certain liabilities to the extent that the liabilities would exceed the assets given back to Rooter Rattle, LP by $150,000, would revert back to Rooter Rattle, LP as provided for in the event of default as defined in the Agreement. No final agreement has been executed between the Company and Rooter Rattle with respect to the default. In addition, counsel to Rooter Rattle has alleged that the Company did not pay debts of Rooter Rattle which it had agreed to assume in connection with the acquisition, that the Company incurred unauthorized debt in the manner of Team Sport Specialties, commingled funds of Team Sport Specialties with the other funds of the Company, in violation of acquisition agreements, and permitted a security interest to be filed against the assets of Team Sports Specialties in violation of the acquisition agreements.

               The Company believes that the ultimate legal and financial liability of the Company with respect to the above matter, including a range of possible losses, cannot be estimated at this time. Therefore, with the exception of the impairment charge recorded relating to the Company's goodwill ( See Note3), no additional provision has been recorded in the Company's financial statements relating to this matter.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 10.  Subsequent Events:


               Subsequent to May 31, 2001, the following occurred:

               The Company issued notes payable for cash proceeds of $262,500;

               The Company received $151,500 from the sale of 15,150,000 shares of Company common stock to various investors;

               The Company converted $20,000 of convertible subordinated debentures outstanding at May 31, 2001, along with related accrued interest of $2,583 into 2,258,300 shares of Company common stock.

               The Company converted $12,500 of convertible secured debentures outstanding at May 31, 2001, into 2,499,000 shares of Company common stock.

ITEM 2. Management's Discussion and Analysis

General

     The Company earns revenues from distributing high-end and novelty products related to both the entertainment and sports industries. These products are sold through retailers, distributors, department stores, the Internet and catalogs. During the three months ended May 31, 2001, the Company signed a license agreement with C3 Entertainment to make, market and produce scrolls, pins and desktop collectibles for The Three Stooges(R). The Company signed a license with Spider Man Merchandising LP to market and produce products for the 2002 theatrical release of "Spiderman the movie". The agreement with Spider Man Merchandising ties together approvals by Columbia Pictures Industries, Inc., Sony Pictures Consumer Products Inc. and Marvel Characters. The Company will produce scrolls, mouse pads, wrist rests, paperweights, letter openers, pencil holders, movie prop replicas, small holiday ornaments and a press pass replica. The Company also signed a license with Marvel Entertainment to be the official website for Marvel's super heroes fan club. The Company will market the club via Marvel's comic books, other magazines, television and other online services. The club opened by late October 2001. Currently, the Company has approximately 700 members with a membership fee of approximately twenty dollars per member. The Marvel Fan Club is now offered and featured by KB Toys at www/kbkids.com. KB Toys is the nation's largest combined online specialty and mall-based toy retailer.

     In July/August, 2000, the Company's subsidiary, Team Sports Specialties, Inc. acquired the assets of rooter Rattle, Ltd. Part of the consideration for that acquisition was shares of the Company's common stock. In connection with the acquisition, the company agreed with Rooter rattle that if certain conditions with respect to the Company's stock issued to Rooter Rattle were not met on or before the first anniversary of closing, the Company would either pay Rooter Rattle an amount of $545,000 or Transfer to Rooter Rattle, free and clear of all liens and encumbrances, the stock of Team sports. The Condition with respect to the Company's common stock were not met, and therefore under the agreement the Company was required to pay to Rooter Rattle $545,000 or deliver the stock of Team Sports free and clear of all encumbrances. The Company has not been able to deliver the purchase price nor deliver the stock free and clear of encumbrances. In addition, the Company has not paid the $30,000 principal outstanding on a Promissory Note issued to Rooter rattle in connection with the acquisition, and the Note is in default. Subsequent to May 31, 2001, the Company received notice from the partners of Rooter Rattle, LP declaring the Company's wholly-owned subsidiary, Team Sports Specialty Corporation ("Team Sports") in default under certain terms of the August 3, 2000 Purchase and Sale Agreement (the "Agreement") between Team Sports and Rooter Rattle, LP. The partners of Rooter Rattle, LP and the Company have verbally agreed to have all assets of Team Sports, less certain liabilities to the extent that the liabilities would exceed the assets given back to Rooter Rattle, LP by $150,000, would revert back to Rooter Rattle, LP as provided for in the event of default as defined in the Agreement. No final agreement has been executed between the Company and Rooter Rattle with respect to the default. In addition, counsel to Rooter Rattle has alleged that the Company did not pay debts of Rooter Rattle which it had agreed to assume in connection with the acquisition, that the Company incurred unauthorized debt in the manner of Team Sport Specialties, commingled funds of Team Sport Specialties with the other funds of the Company, in violation of acquisition agreements, and permitted a security interest to be filed against the assets of Team Sports Specialties in violation of the acquisition agreements. In light of this development the Company wrote off the remaining amount of goodwill in the amount of $444,661during the three months ended May 31, 2001. This charge is reflected in the selling, general and administrative expense.

     The Company believes that the ultimate legal and financial liability of the Company with respect to the above matter, including a range of possible losses, cannot be estimated at this time. Therefore, with the exception of the impairment charge recorded relating to the Company's goodwill (See Note 3), no additional provision has been recorded in the Company's financial statements relating to this matter.

     Cost of sales for the three months ended May 31, 2001 were comprised of costs associated with the sale of the products related to the Austin Powers and X-Men movies, Team Sports Products, Music Art products as well as sales from sports memorabilia. Costs also include the cost of the products and related freight and handling charges. These products are contract manufactured for the Company by both domestic and foreign companies to specifications developed by the Company and approved by the various licensors. Even though the Company does not feel this places it at risk for filling future orders on a timely basis, it has developed relationships with alternate suppliers for most of its products. Several of its manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs the Company would incur if the product was first shipped to its location. The Company also feels it is not at risk for any currency fluctuations in its dealing with its foreign manufacturers since all orders are based on U.S. dollars and the Company does not have any long term purchase commitments.

     Selling, general and administrative expense consists of payroll and related fringe benefits, royalties; commissions paid to manufacturers sales representatives, and advertising, rent, depreciation and other related fixed overhead expenses. Also included in this category are the expenses related to the replication of movie props to ready them for mass production by the contract manufacturers, as well as the non-cash costs related to services satisfied by the issuance of Company stock. The services provided were in direct support of the operations of the Company. As the Company grows, through acquisitions and the sales of current product, it anticipates it will have to rely less on the issuance of stock for services due to increased cash flows as well as capital. The benefits to the Company from these stock transactions are to reduce the use of cash, which allowed the Company to devote the maximum amount of resources to expanding the business. For accounting purposes, the Company valued these services at the fair market value of the services rendered or the fair market value of the stock at time of issuance whichever was more readily determinable. The Company capitalizes the tooling costs of movie props. Only the tooling costs of a product to be made and sold have been capitalized and no other development costs are capitalized. The Company capitalized no tooling cost for the three months ended May 31, 2001, but capitalized tooling cost of $13,779 during the three months ended May 31, 2000. All other pre-production costs are expensed. Other pre-production costs include prototypes and samples of packaging, displays and products. All expensed pre-production costs, and the amortization of capitalized tooling costs, are included within selling, general and administrative expenses. Costs of manufacturing products for sale are included within costs of sales.

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

     As of the fiscal quarter ended May 31, 2001, the Company had an accumulated deficit of $14,381,459. This deficit arose from operating losses and not any particular transaction or transactions. The Company has not generated sufficient revenues to meet its operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

     The Company shipped X-Men products with sales in excess of $515,000 for year ended February 28, 2001. The Company continues to ship X-Men product during the three months ended May 31, 2001. The royalties payable on these sales are in excess of the minimum required royalty for X-Men products. Another movie is scheduled to be released in 2002. The Company has not yet had any sales of Terminator products, and does not anticipate beginning selling Terminator products unless a new Terminator movie is released. The Company anticipates that another Terminator movie may be released in 2002. If a new movie is released, the Company will be prepared with product and believes it will able to sell enough products to justify its minimum royalty. The Company also has not had sales of Austin Power products sufficient to pay the minimum royalty at the contractual royalty rates. The Company believes that there will be another Austin Powers movie released in 2002, and the Company will be prepared with product upon that release and will generate significant sales of Austin Power products. The Company's license for Austin Powers's products expires in 2001. However, the Company believes that both the term of the license and the period in which it has to meet the minimum royalty will be extended through 2002. If new movies are not released, or if the Company does not realize significant sales if new movies are released, the Company might be required to use other sources of cash flow to pay the remaining $7,500 in minimum royalties on Terminator products and the remaining $70,000 of minimum royalties on the Austin Powers products. The Company also signed a license with Marvel Enterprises. Currently the Company is just in the beginning phases of obtaining product approval from Marvel Enterprises. The royalty rate for this license is 12% of sales with a minimum royalty of $75,000 of which $40,000 has been paid as of February 28, 2001; the balance of the minimum royalty payment has to be made by the December 31, 2003 expiration date of the license. Based upon the Company's current distribution channels as well as the Company's previous success with Marvel products, the Company believes that it will generate sufficient revenue during the life of the license to meet it's minimum royalty commitment. The Company also signed a licensing agreement to distribute, "Tattle Tail". The royalty rate for this license is 7% of sales. A minimum royalty amount of $84,000 is payable by November 30, 2003 the expiration date of the license. Based upon the Company's current channels of distribution within the Team Sports Division, the Company believes that it will generate sufficient revenue to meet its minimum royalty commitment. On May 1, 2000 the Company entered into a licensing agreement with Chicken Soup for the Soul Enterprises ("CSSE"), with a term ending on December 31, 2002. The Company will offer and sell a line of products derived from Chicken Soup brand, including silver-like paperweights, paper clip holders, and costume and fine jewelry along with other items under the terms of the agreement. The Company is required to pay a royalty of ten percent (10%) on sales of the products licensed from CSSE, with a minimum royalty of $50,000. The Company paid $15,000 at the time of signing the license with $10,000 due upon the first shipment of product. No product under this license has yet been shipped. One half of the remaining minimum royalty ($12,500) is due on May 1, 2001 and the other half is due on May 1, 2002. The May 1, 2001 payment has been postponed until the Company starts shipping product. The Company anticipates shipping product towards the end of 2001. Based upon the Company's current distribution channels as well as the Company's previous success with similar products, the Company believes that it will generate sufficient revenue during the life of the license to meet it's minimum royalty commitment. On July 17, 2000 the Company entered into a licensing agreement with Stan Lee Media, Inc. ("Stan Lee"), with a term ending on May 1, 2003. The Company will offer and sell Stan Lee products including Stan Lee wall scrolls, pens and rings, lithographs, official Cross-like fountain pens, book-ends, and desk accessories, along with other items under the terms of the agreement. The Company is required to pay a royalty of ten percent (10 %) on sales of the licensed products, with a minimum royalty of $40,000. The Company was required to pay $20,000 at the time of signing the license with $20,000 payable no later than November 1, 2001. The Company has made these payments. Based upon the Company's current distribution channels as well as the Company's previous success with similar products, the Company believes that it will generate sufficient revenue during the life of the license to meet it's minimum royalty commitment. The Company also signed a licensing agreement with The Jim Henson Company to sell Farscape products which ranges from collectors pins and wall scrolls to replicas of featured spacecraft and other items used on the show. The Company has paid The Jim Henson Company $10,000 against the guaranteed minimum royalty payment of $25,000. The royalty rate for these products is 10%. The license expires December 31, 2003. The Company plans to introduce these products by the end of 2001. Based upon the Company's current distribution channels as well as the Company's previous success with similar products, the Company believes that it will generate sufficient revenue during the life of the license to meet it's minimum royalty commitment.

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

     During the three months ended May 31, 2001 the Company also signed a licensing agreement with Marvel enterprises to administer the official Marvel Universe Fan Club. The Fan Club is marketed in Marvel comic books, over the Internet and other mediums. The Company anticipates opening the club for members by the end of September 2001. Currently the Company has received approximately eight thousand inquiries regarding membership with an anticipated membership fee of approximately twenty dollars per member. The Company has paid $63,500 towards the minimum guaranteed royalty payment of $1,500,000. The balance of the royalty payments are due as follows: $86,500 is due immediately, $150,000 is due December 31, 2001, $200,000 is due March 31, 2002, June 30, 2002, December 31,
2002, March 31, 2003, June 30, 2003 and December 31, 2003. The license expires December 31, 2003. The royalty rate for this license is 15%.

     During the three months ended May 31, 2001, the Company signed a licensing agreement with Global Icons who represents the Three Stooges. The Company will be producing scrolls and desktop collectibles. The Company believes The Stooges have a universal appeal. This license isn't based on a movie coming out, even though Global Icons is talking about one for the near future. The Company has paid Global Icons $5,000 against the guaranteed minimum royalty payment of $10,000. The royalty rate for these products is 10%. The license expires December 31, 2003. The Company plans to introduce these products by the end of 2001. Based upon the Company's current distribution channels as well as the Company's previous success with similar products, the Company believes that it will generate sufficient revenue during the life of the license to meet it's minimum royalty commitment.

     During the three months ended May 31, 2001 the Company signed a licensing agreement with Spider-Man Merchandising L.P. The movie Spider-Man will be released in May of 2002. Spider-Man was first introduced to the world, by Marvel, 38 years ago. The Company will be creating desktop collectibles, pins and scrolls. The Company has paid Spider-Man Merchandising L.P. $40,000 against the guaranteed minimum royalty payment of $80,000. The other minimum royalty payments are $20,000 due June 30, 2002 and $20,000 due December 31, 2002. The royalty rate for these products is 14%. The license expires March 31, 2003. The Company plans to introduce these products in early 2002 prior to the release of the movie. Based upon the Company's current distribution channels as well as the Company's previous success with similar products, the Company believes that it will generate sufficient revenue during the life of the license to meet its minimum royalty commitment.

     During the three months ended May 31, 2001 the Company signed a licensing agreement with New Line Cinema to produce collectibles related to the movie Lord Of The Rings. One of the "most read" series of books is now a trilogy of motion pictures from New Line Cinema to be released starting in December of 2001, with additional releases scheduled in December of 2002 & 2003. The Company's products will include wall scrolls depicting maps and family trees, movie scenes and characters, and desktop collectibles, including "the ring". The Company will pay New Line Cinema a guaranteed minimum royalty payment of $190,000. The minimum royalty payments are $40,000 due upon signing of contract, $35,000 due December 31, 2001, $32,500 due by June 30, 2002, $32,500 due by December 31, 2002,
$25,000 due by June 30, 2003 and $25,000 due by December 31, 2003. The royalty rate for these products is 14%. The license expires December 31, 2004. The Company plans to introduce these products prior to the release of the movies.

Results of Operations

Three Months Ended May 31, 2001 compared to Three Months Ended May 31, 2000.

Net revenue for the three months ended May 31, 2001 was $87,391 and primarily consisted of sales of X-Men products of approximately $6,467, sales of plate-signed lithographs from Rolling Stones album covers and tour art of approximately $1,823 and sales from the Team Sports product lines of approximately $79,101. Revenue for the three month ended May 31, 2000 was $9,630 and was predominantly comprised of sales of Austin Powers's products.

     Cost of sales for the three months ended May 31, 2001 increased by $18,916 from the three months ended May 31, 2000. This increase was mainly attributable to the increased volume of sales for the products related to the Team Sports. Cost of sales as a percentage of revenues decreased to 31.6% for the three months ended May 31, 2001 as compared to 90.2% for the same period last year. The decrease in cost of sales as a percent of revenues for the three months ended May 31, 2001 over the same period the previous year is primarily due to the margins from the Team Sports products.

     Selling, general and administrative expenses for the three months ended May 31, 2001 increased to $999,320 from $877,433 for the same period the previous year. For the three months ended May 31, 2001 and May 31, 2000 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $137,192 and $383,655 respectively. Staffing decreased to seven full time employees and one-part time consultants for marketing and licensing for the three months ended May 31, 2001 as compared to thirteen full-time and two part time employees for the same period the previous year. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the three months ended May 31, 2001, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $4,900 versus charges of approximately $10,000 for the same period the previous year. Also included in the selling, general and administrative expenses were those of the two acquisitions completed during 2001. The Music Art and Team Sport acquisitions contributed approximately $14,286 and $508,543 respectively of the selling, general and administrative expenses during the three months ended May 31, 2001. Due to the acquisitions, the Company incurred charges related to the amortization of goodwill during the three months ended May 31, 2001 of approximately $464,089 as compared to $0 for the same period last year. As previously mentioned, the Company incurred a charge of approximately $444,661 for the three months ended May 31, 2001 for impairment of long-lived asset related to the write down of goodwill for the Team Sports acquisition completed during year ended February 28, 2001. As previously mentioned the Company and former owners of Rooter Rattle LP and verbally agreed to give back to Rooter Rattle LP all assets and certain liabilities to the extent the liabilities exceed the assets by $150,000 effective August 1,2001.

The Company incurred interest expense of approximately $126,000 for the three months ended May 31, 2001 as compared to approximately $167,000 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added approximately $0 and $130,000 of interest expense respectively for the three months ended May 31, 2001 and May 31, 2000.

As a result of the above, the Company had a net loss of $1,065,567 for the three months ended May 31, 2001 as compared to a net loss of $1,043,187 for the same period last year.

Liquidity and Capital Resources

As of May 31, 2001, the Company had a working capital deficiency of approximately $2,868,696. The working capital deficit as of May 31, 2001 is a direct result of the unprofitable operations for the three months ended May 31, 2001 that resulted in a cash used in operating activities of approximately $270,459. The Company had an ending cash balance of $138 at May 31, 2001.

     During the three months ended May 31, 2001, the Company purchased computer and telephone equipment for approximately $23,200. The Company does not foresee any significant capital expenditures needed in the next twelve months.

The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the three months ended May 31, 2001, the Company received the following capital infusions: approximately $106,500 (net of fees) from issuance of common stock and exercise of stock options and approximately $206,950 (net of fees) from other borrowings. Additionally, during this period the Company received notices requesting conversion from the holders of demand notes and convertible debentures of approximately $46,000. These instruments were convertible into 4,264,000 shares of common stock. During the three months ended May 31, 2001, the Company made payments of approximately $19,900 relating to demand notes of approximately 92,700.

     An event of default has occurred regarding the $400,000 convertible debenture in that the Company did not have an effective registration statement within 150 days of the debenture sale. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture. Subsequent to May 31, 2001 the convertible secured debenture holders converted $12,500 of this debt into 2,499,000 shares of the Company's common stock.

     Subsequent to May 31, 2001, the Company has received approximately $414,000 of cash financing through the issuance of debt and stock and the Company has converted approximately $32,500 of debt and $2,583 of accrued interest into approximately 4,757,300 shares of common stock of the Company.

     As of May 31, 2001, the Company had $653,272 in outstanding notes and loans payable, $121,800 in convertible subordinated debentures and $400,000 in outstanding convertible secured debentures. The Company also made approximately $19,900 of scheduled payments against the remaining debt that matures at varying dates throughout fiscal quarter ending May 31, 2001. As of May 31, 2001, the Company had $1,390,533 in accounts payable and accrued expenses, $562,047 in accrued payroll and related taxes and $295,142 in accrued interest and royalties expenses. However, there is no guarantee that it will continue to be successful in renegotiating the payment terms on its debt and may need outside capital. Furthermore, there can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operating expenses.

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

                                     PART II

ITEM 1. Legal Proceedings

All pending legal proceedings have been previously reported in the Form 10-KSB for the fiscal year ended February 28, 2001.

ITEM 2. Changes in Securities and Use of Proceeds

There have been no changes in the instruments defining the rights of security holders.

The following sales of securities were made during this period without registration under the Securities Act of 1933:

        Name                 ## Shares      Services / $ Value          Cash received    Date
        Edward L. Carduner      100,000     Financial / 1600                             3/6/01
        James Onufrak           100,000     Financial / 1600                             3/19/01
        Katie Lonker            250,000     Financial / 5000                             3/19/01
        Scott Lonker            250,000     Financial / 5000                             3/19/01
        Joel Wildman             60,000     Sales / 1200                                 3/19/01
        Edward L. Carduner      100,000     Financial / 1600                             4/6/01
        Stuart Abramson       1,040,000     Convert / 10,400                             4/6/01
        Julia Patricia Rust     500,000                                 5000             4/12/01
        Kenneth Wm Volstad      295,232     Financial / 2952                             4/12/01
        Roger Smith             150,000                                 1500             4/12/01
        Edward L. Carduner      300,000     Financial / 6000                             5/10/01
        James Onufrak           250,000     Financial / 5000                             5/10/01
        Kanakaris Wireless    4,000,000     Marketing / 80,000                           5/18/01
        Robert E. Kramen        920,000     Marketing / 18,400                           5/29/01
        Robert E. Kramen        600,000     Convert / 6000                               5/29/01
        Steven Newton         1,460,000     Marketing / 29,200                           5/29/01
        Dennis Rankin           224,000     Convert / 5800                               5/29/01
        Paul Lipschutz       10,000,000     Options @ $0.01 / 100,000                    5/29/01
        James Mustoe          2,500,000     Convert / 25,000                             5/31/01
        James Mustoe            125,000     Interest / 1,250                             5/31/01
        James Mustoe            700,000     Interest / 11,200                            5/31/01
        James Mustoe            600,000     Consulting / 12,000                          5/31/01


All of the above sales were made in reliance on the exemption provided by
Section 4(2) of the Securities Act of 1933.

ITEM 3. Defaults Upon Senior Securities - none.

ITEM 4. No matters were submitted for a vote of security holders during this period.

ITEM 5. Other information - none.

ITEM 6. Exhibits and Reports on Form 8-K.

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

       * Incorporated by reference to Form 10-KSB 12G filed on 5/24/2000.

      ** Incorporated by reference to Form 10-KSB 12G filed on 9/7/2000.

Reports on Form 8-K.

On February 15, 2001, the Company filed a report on Form 8-K to disclose on Item 2 its entering into an asset purchase agreement with Rattle Rooter, LP.

On February 20, 2001, the Company filed a report on Form 8-K to disclose on Item 2 its acquisition of the assets of Rooter Rattle, LP. In Item 7, the financial statements of Rooter Rattle were reported, as was Proforma financial information.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COLLECTIBLE CONCEPTS GROUP, INC.

                                              By: /s/ Paul S. Lipschutz
                                              -------------------------
                                              Paul S. Lipschutz,
                                              Chief Executive Officer


                                              Date: December 17, 2001



                                              By: /s/ Jeffrey Andrews
                                               ----------------------
                                              Jeffrey Andrews,
                                              Chief Financial Officer


                                              Date: December 17, 2001