Form 10QSB
period 2001-08-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2002-01-14
CIK 1106946

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No

As of September 4, 2001, the Registrant had 293,185,826 shares of common stock issued and outstanding.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES


                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements - Unaudited

         Consolidated Balance Sheets--
         August 31, 2001 and February 28, 2001............................   1

         Consolidated Statements of Operations--
         for the three month period ended August 31, 2001
         and 2000.........................................................   3

         Consolidated Statements of Operations--
         for the six month period ended August 31, 2001
         and 2000.........................................................   3

         Consolidated Statements of Shareholders' Deficiency
         for the three month period ended August 31, 2001.................   4

         Consolidated Statements of Cash Flows for the three month
         periods ended August 31, 2001 and 2000...........................   5

         Notes to Consolidated Financial Statements.......................   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings................................................ II-1

Item 2.  Changes in Securities and Use of Proceeds........................ II-1

Item 3.  Default Upon Senior Securities................................... II-1

Item 4.  Submission of Matters to Vote.................................... II-1

Item 5.  Other Information................................................ II-1

Item 6.  Exhibit and Reports on Form 8-K.................................. II-1

Signatures................................................................ II-2

                COLLECTIBLE CONCEPTS GROUP,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


Item 1.  Consolidated Financial Statements

                                                                               August 31,    February 28,
                                                                                 2001            2001
                                                                             ------------    ------------
                                     ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                                $      1,075    $        222

    Accounts receivable - net                                                       9,530          41,595

    Inventories                                                                   343,482         374,799

    Prepaid royalties                                                             263,118          98,051

    Prepaid expenses and other                                                      9,975           8,970
                                                                             ------------    ------------

           Total current assets                                                   627,180         523,637

PROPERTY AND EQUIPMENT, NET
                                                                                   86,089          73,723




GOODWILL, NET
                                                                                   32,212         497,702
                                                                             ------------    ------------


               Total assets                                                  $    745,481    $  1,095,062
                                                                             ============    ============




                 See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP,INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                                                                               August 31,    February 28,
                                                                                 2001            2001
                                                                             ------------    ------------
                                  LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Convertible secured debentures, net                                         $    400,000    $    353,333
 Notes and loans payable, current portion                                         771,912         479,470
 Convertible debentures                                                           101,800         136,266
 Accounts payable and accrued expenses                                          1,427,555       1,287,665
 Net liabilties of Team Sport Specialties Corporation                             216,728            --
 Accrued payroll                                                                  281,834         365,957
 Payroll taxes payable                                                            220,110         164,231
 Accrued interest                                                                 215,794         137,978
 Accrued royalties                                                                175,636         137,794
                                                                             ------------    ------------

  Total current liabilities                                                     3,811,369       3,062,694
                                                                             ------------    ------------

NOTES AND LOANS PAYABLE, NET OF CURRENT PORTION                                      --            17,713
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
 Capital stock, $.001 par value,
  350,000,000 shares authorized;
  304,447,035 and 259,935,503 shares issued
    and outstanding at August 31, 2001 and February 28,
     2001, respectively                                                           304,447         259,936
 Additional paid-in-capital                                                    11,563,965      11,084,611
 Accumulated deficit                                                          (14,928,700)    (13,315,892)
 Deferred compensation/services                                                    (5,600)        (14,000)
                                                                             ------------    ------------

  Total shareholders' deficiency                                               (3,065,888)     (1,985,345)
                                                                             ------------    ------------

   Total liabilities and shareholders' deficiency                            $    745,481    $  1,095,062
                                                                             ============    ============



                 See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED AUGUST 31,
                                                                     ------------------------------
                                                                          2001             2000
                                                                          ----             ----
SALES                                                                $      28,679    $     458,827

COST OF SALES                                                               24,945          323,314
                                                                     -------------    -------------
        GROSS PROFIT                                                         3,734          135,513

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                               481,294          933,944
                                                                     -------------    -------------

LOSS FROM OPERATIONS                                                      (477,560)        (798,431)

OTHER INCOME (EXPENSE)
        Total other income (expense), principally interest expense         (69,680)        (150,173)
                                                                     -------------    -------------

NET LOSS                                                             $    (547,240)   $    (948,604)
                                                                     =============    =============

NET LOSS PER SHARE:
        BASIC AND DILUTED                                                   ($0.00)          ($0.00)
                                                                     =============    =============


WEIGHTED AVERAGE SHARES USED IN NET
        LOSS PER SHARE CALCULATIONS:
        BASIC AND DILUTED
         DILUTED                                                       292,359,643      197,732,000
                                                                     =============    =============



                COLLECTIBLE CONCEPTS GROUP,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED AUGUST 31,
                                                                           ------------------------------
                                                                                 2001            2000
                                                                                 ----            ----
SALES                                                                        $    116,070     $    468,458

COST OF SALES                                                                      52,551          332,004
                                                                             ------------     ------------

    GROSS PROFIT                                                                   63,519          136,454

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    1,480,614        1,811,377
                                                                             ------------     ------------

LOSS FROM OPERATIONS                                                           (1,417,095)      (1,674,923)

OTHER INCOME (EXPENSE)
    Total other income (expense), principally interest expense                   (195,713)        (316,868)
                                                                             ------------     ------------

NET LOSS                                                                     $ (1,612,808)    $ (1,991,791)
                                                                             ============     ============


NET LOSS PER SHARE:
    BASIC AND DILUTED                                                              ($0.01)          ($0.01)
                                                                             ============     ============


WEIGHTED AVERAGE SHARES USED IN NET
    LOSS PER SHARE CALCULATIONS:
    BASIC AND DILUTED                                                         282,325,127      188,803,000
                                                                             ============     ============



                 See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP,INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                        SIX MONTHS ENDED AUGUST 31, 2001
                                   (UNAUDITED)

                                                     Common Stock        Additional                     Deferred
                                               ----------------------     Paid-in     Accumulated     Compensation/
                                                 Shares       Amount      Capital       Deficit         Services       Total
                                               -----------   --------   ------------  ------------    ------------  ------------
Balance, March 1, 2001                         259,935,503   $259,936   $ 11,084,611  $(13,315,892)     $(14,000)   $ (1,985,345)


Common stock issued for cash                    14,904,000     14,904        134,136                                     149,040


Common stock issued for
  services rendered                             12,160,232     12,160        180,632                        --           192,792


Common stock issued for accrued interest         1,183,300      1,183         14,850                                      16,033


Conversion of convertible debentures, notes
  and loans payable into common stock            6,264,000      6,264         59,736          --            --            66,000




Exercise of stock options                       10,000,000     10,000         90,000          --            --           100,000


Amortization of unearned compensation                 --         --             --            --           8,400           8,400



Net loss for the six months ended
  August 31, 2001                                     --         --             --      (1,612,808)         --        (1,612,808)

                                               -----------   --------   ------------  ------------      --------    ------------
Balance, August 31, 2001                       304,447,035   $304,447   $ 11,563,965  $(14,928,700)     $ (5,600)   $ (3,065,888)
                                               ===========   ========   ============  ============      ========    ============


                 See notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED AUGUST 31,
                                                                     --------------------------
                                                                         2001          2000
                                                                         ----          ----
Cash Flows from Operating Activities:
 Net loss                                                            $(1,612,808)   $(1,043,187)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                                            10,849          7,886
  Amortization of goodwill                                                20,829           --
  Amortization of debt discount                                           47,201           --
  Amortization of deferred debt expense                                    8,670           --
  Amortization of deferred services                                        8,400           --
  Impairment of long lived assets                                        444,661
  Provision for doubtful accounts                                            906           --
  Common stock issued for services rendered                              192,792        383,655
  Interest expense related to beneficial conversion of debt                 --          130,166
  Expense related to issuance of options                                    --           52,833
  Changes in operating assets and liabilities, net of effects from acquired companies and reclass of Team Sport
  Specialties Corporation:
   Accounts receivable                                                     1,455         (3,696)
   Inventories                                                              (708)      (244,016)
   Prepaid royalties                                                    (165,067)       (11,945)
   Prepaid expenses and other                                             (9,675)        13,400
   Accounts payable and accrued expenses                                 349,071         52,554
   Accrued payroll                                                       (77,446)       (79,152)
   Payroll taxes payable                                                 107,964         65,752
   Accrued interest                                                       93,849          4,860
   Accrued royalties                                                      37,842           --
                                                                     -----------    -----------

   Net Cash Used in Operating Activities                                (541,215)      (670,890)

Cash Flows from Investing Activities:
 Purchase of property and equipment                                      (23,214)       (24,127)

Cash Flows from Financing Activities:
 Borrowings, net of financing fees of $52,000 for 2000                   352,325        370,500
 Proceeds from issuance of capital stock and exercise of
  stock options, net                                                     249,040        446,407
 Repayment of notes and loans payable                                    (36,083)       (14,634)
                                                                     -----------    -----------
   Net Cash Provided by Financing Activities                             565,282        802,273
                                                                     -----------    -----------

Net Increase In Cash                                                         853        107,256

Cash, Beginning                                                              222        247,491
                                                                     -----------    -----------

Cash, Ending                                                         $     1,075    $   354,747
                                                                     ===========    ===========

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

          Revenue Recognition

               The Company stopped recording revenue for its former subsidiary Team Sport Specialties Corporation (Team Sports) effective August 1, 2001. (See Note 3)

NOTE 2.   Going Concern

               The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. At August 31, 2001, the Company has a shareholders' deficit of $3,065,888 and a working capital deficiency of $3,184,189. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. Also, although required, the Company was not able to complete an effective registration statement within 150 days in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. To generate additional revenues and the working capital needed to continue and expand operations, the Company has committed to a plan for reducing expenses, increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 2.   Going Concern (Continued)

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

                Subsequent to August 31, 2001, the Company received notice from the partners of Rooter Rattle, LP declaring the Company's wholly-owned subsidiary, Team Sports Specialty Corporation ("Team Sports") in default under certain terms of the August 3, 2000 Purchase and Sale Agreement (the "Agreement") between Team Sports and Rooter Rattle, LP. The partners of Rooter Rattle, LP and the Company have verbally agreed to have all assets of Team Sports, less certain liabilities, revert back to Rooter Rattle, L.P. as provided for in the event of default as defined in the Agreement. The net liabilities of Team Sports, which is classified as a current liability in the Company's balance sheet as of August 31, 2001 is $216,727.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 3.   Acquisitions (Continued)

               The net liabilities for Team Sport Specialties Corporation as of August 31,2001 is as follows:

                        Accounts receivable net                $   29,704

                        Inventory                                  32,026

                        Loans Payable                             (10,514)

                        Accounts Payable and Accrued Expenses    (209,182)

                        Accrued Payroll                            (6,677)

                        Payroll Taxes Payable                     (52,085)
                                                               ----------

                        Net Liabilities                        $ (216,727)
                                                               ----------

               No final agreement has been executed between the Company and Rooter Rattle. In light of this development the Company wrote off the remaining amount of goodwill in the amount of $444,661 during the six months ended May 31, 2001. This charge is reflected in selling, general and administrative expense.

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

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 3.   Acquisitions (Continued)

                                                   Six Months Ended
                                                    August 31, 2000
                                                   ----------------

          Revenues                                      $ 864,519
                                                        =========

          Net                                         $(2,146,246)
                                                      ===========
          Loss

          Basic and diluted net loss per share              $(.01)
                                                            =====





NOTE 4.   Convertible Secured Debentures

               As of August 31, 2001, the contra debt discount related to the debentures has been fully amortized. A charge to operations of $46,667 as interest expense was recorded during the six months ended August 31, 2001. After amortization of the contra debt discount, the balance of the convertible secured debenture as of August 31, 2001 is $400,000. Although required, the Company was not able to complete an effective registration statement within 150 days of the debenture sale which took place in May 2000. As a result, the Company is in default of the debenture agreement.

               Subsequent to August 31, 2001, certain of the debt was converted (See Note 10).

NOTE 5.   Notes and Loans Payable

               During the six months ended August 31, 2001, the Company converted notes and loans payable in the amount of $31,000 into 3,100,000 common shares based upon stated conversion prices or negotiated conversion prices. During the six months ended August 31, 2001, the Company secured additional notes payable of $352,325 with interest rates ranging from 0 to 12 percent per annum.

NOTE 6.   Convertible Subordinated Debentures

               During the six months ended August 31, 2001, the Company converted $35,000 of debentures along with related interest into 3,522,300 shares of Company's common stock.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 7.   Shareholders' Deficiency

               During the six months ended August 31, 2001, the Company received $249,040 from the issuance of 14,904,000 shares of common stock through private placements to various investors and the issuance of 10,000,000 shares related to the exercise of stock options at $.01 per share.

               During the six months ended August 31, 2001, the Company converted approximately $66,000 of notes and loans payable and convertible debentures into 6,264,000 shares of common stock based upon negotiated conversion prices with the debtors. During the six months ended August 31, 2001, the Company converted approximately $16,033, of accrued interest related to the notes and loans payable and convertible debentures into 1,183,300 shares of common stock based upon negotiated conversion prices with the debtors.

               From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in selling, general and administrative expenses was $192,792 for the six months ended August 31, 2001. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. For transactions recorded at the fair value of the Company's common stock issued, a 20% discount was applied due to certain trading restrictions placed on such shares, which limited the transferability of such shares until after a twelve month holding period. The number of shares of common stock issued for services performed for the six months ended August 31, 2001 was 12,160,232.

NOTE 8.   Statements of Cash Flows

               During the six months ended August 31, 2001, the Company entered into the following non-cash transactions:

               Converted approximately $66,000 of notes and loans payable, convertible debentures and related accrued interest into 6,264,000 shares of common stock.

               Converted approximately $16,033 of accrued interest into 1,183,300 shares of common stock.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 8.   Statements of Cash Flows (Continued)

               Holding the net liabilities of Team Sport Specialties Corporation as of August 1, 2001 for $216,727 as per the verbal agreement (see
          Note 3).

               Cash payments for interest expense was $18,393 for the six months ended August 31, 2001.

               During the six months ended August 31, 2000, the Company entered into the following non-cash transactions:

               Converted approximately $129,113 of accounts payable, notes and loans payable and related accrued interest into 5,849,000 shares of common stock.

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

               o    Goodwill of approximately $1,427,000

               o    Assets purchased and liabilities assumed are as follows:


                     Inventories                                     $ 82,906
                     Accounts receivable                              104,757
                     Other assets                                      11,821
                     Property and equipment                             2,243
                                                                     --------
                                                                      201,727

                     Accounts payable and accrued expenses            358,359
                                                                     --------

                     Net assets acquired (liabilities assumed) in
                       business combinations                        ($156,632)
                                                                     ========



               Cash payments for interest expense was minimal for the six months ended August 31, 2000.

NOTE 9.   Contingency

               In July/August, 2000, the Company's subsidiary, Team sports Specialties, Inc. acquired the assets of rooter Rattle, Ltd. Part of the consideration for that acquisition was shares of the Company's common stock. In connection with the acquisition, the Company

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 9.   Contingency (Continued)

          agreed with Rooter rattle that if certain conditions with respect to the Company's stock issued to Rooter Rattle were not met on or before the first anniversary of closing, the Company would either pay Rooter Rattle an amount of $545,000 or Transfer to Rooter Rattle, free and clear of all liens and encumbrances, the stock of Team sports. The Condition with respect to the Company's common stock were not met, and therefore under the agreement the Company was required to pay to Rooter Rattle $545,000 or deliver the stock of Team Sports free and clear of all encumbrances. The Company has not been able to deliver the purchase price nor deliver the stock free and clear of encumbrances. In addition, the Company has not paid the $30,000 principal outstanding on a Promissory Note issued to Rooter rattle in connection with the acquisition, and the Note is in default. Subsequent to May 31, 2001, the Company received notice from the partners of Rooter Rattle, LP declaring the Company's wholly-owned subsidiary, Team Sports Specialty Corporation ("Team Sports") in default under certain terms of the August 3, 2000 Purchase and Sale Agreement (the "Agreement") between Team Sports and Rooter Rattle, LP. The partners of Rooter Rattle, LP and the Company have verbally agreed to have all assets of Team Sports, less certain liabilities revert back to Rooter Rattle, LP as provided for in the event of default as defined in the Agreement. The net liabilities of Team Sports, which is classified as a current liability in the Company's balance sheet as of August 31, 2001, is $216,727 (See Note 3). No final agreement has been executed between the Company and Rooter Rattle with respect to the default. In addition, counsel to Rooter Rattle has alleged that the Company did not pay debts of Rooter Rattle which it had agreed to assume in connection with the acquisition, that the Company incurred unauthorized debt in the manner of Team Sport Specialties, commingled funds of Team Sport Specialties with the other funds of the Company, in violation of acquisition agreements, and permitted a security interest to be filed against the assets of Team Sports Specialties in violation of the acquisition agreements.

               The Company believes that the ultimate legal and financial liability of the Company with respect to the above matter, including a range of possible losses, cannot be estimated at this time. Therefore, with the exception of the impairment charge recorded relating to the Company's goodwill ( See Note 3), no additional provision has been recorded in the Company's financial statements relating to this matter.

NOTE 10.  Subsequent Events:

               Subsequent to August 31, 2001, the following occurred:

               The Company issued notes payable for cash proceeds of $128,200;

               The Company converted $12,500 of convertible secured debentures outstanding at August 31, 2001, into 2,499,000 shares of Company common stock.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General
-------

         The Company earns revenues from distributing high-end and novelty products related to both the entertainment and sports industries. These products are sold through retailers, distributors, department stores, the Internet and catalogs.

During the six months ended August 31, 2001, the Company signed a license agreement with C3 Entertainment to make, market and produce scrolls, pins and desktop collectibles for The Three Stooges(R). The Company signed a license with Spider Man Merchandising LP to market and produce products for the 2002 theatrical release of "Spiderman the movie". The agreement with Spider Man Merchandising ties together approvals by Columbia Pictures Industries, Inc., Sony Pictures Consumer Products Inc. and Marvel Characters. The Company will produce scrolls, mouse pads, wrist rests, paperweights, letter openers, pencil holders, movie prop replicas, small holiday ornaments and a press pass replica. The Company also signed a license with Marvel Entertainment to be the official website for Marvel's super heroes fan club. The Company will market the club via Marvel's comic books, other magazines, television and other online services. The club opened by late October 2001. Currently, the Company has approximately 700 members with a membership fee of approximately twenty dollars per member. Of the 700 members approximately 10% of these members are requesting to become a "Pin of the Month Club" member, which is a sale of $250. Additional, approximately 10% of the members who have signed up are purchasing additional products with an average sale of $33. The Marvel Fan Club is now offered and featured by KB Toys at www/kbkids.com. KB Toys is the nation's largest combined online specialty and mall-based toy retailer. Universal Theme Parks will also offer the Marvel Fan Club.

         Subsequent to August 31, 2001, the Company started to offer its T2 Rifle Replica associated with the Terminator licenses.

         In July/August, 2000, the Company's subsidiary, Team Sports Specialties, Inc. acquired the assets of rooter Rattle, Ltd. Part of the consideration for that acquisition was shares of the Company's common stock. In connection with the acquisition, the company agreed with Rooter rattle that if certain conditions with respect to the Company's stock issued to Rooter Rattle were not met on or before the first anniversary of closing, the Company would either pay Rooter Rattle an amount of $545,000 or Transfer to Rooter Rattle, free and clear of all liens and encumbrances, the stock of Team sports. The Condition with respect to the Company's common stock were not met, and therefore under the agreement the Company was required to pay to Rooter Rattle $545,000 or deliver the stock of Team Sports free and clear of all encumbrances. The Company has not been able to deliver the purchase price nor deliver the stock free and clear of encumbrances. In addition, the Company has not paid the $30,000 principal outstanding on a Promissory Note issued to Rooter rattle in connection with the acquisition, and the Note is in default. Subsequent to May 31, 2001, the Company received notice from the partners of Rooter Rattle, LP declaring the Company's wholly-owned subsidiary, Team Sports Specialty Corporation ("Team Sports") in default under certain terms of the August 3, 2000 Purchase and Sale Agreement (the "Agreement") between Team Sports and Rooter Rattle, LP. The partners of Rooter Rattle, LP and the Company have verbally agreed to have all assets of Team Sports, less certain liabilities to the extent that the liabilities would exceed the assets given back to Rooter Rattle, LP by $150,000, would revert back to Rooter Rattle, LP as provided for in the event of default as defined in the Agreement. The Company did not recognize any additional revenue from Team Sport Specialties Corporation as of August 1, 2001. No final agreement has been executed between the Company and Rooter Rattle with respect to the default. In addition, counsel to Rooter Rattle has alleged that the Company did not pay debts of Rooter Rattle which it had agreed to assume in connection with the acquisition, that the Company incurred unauthorized debt in the manner of Team Sport Specialties, commingled funds of Team Sport Specialties with the other funds of the Company, in violation of acquisition agreements, and permitted a security interest to be filed against the assets of Team Sports

Specialties in violation of the acquisition agreements. In light of this development the Company wrote off the remaining amount of goodwill in the amount of $444,661during the three months ended May 31, 2001. This charge is reflected in the selling, general and administrative expense. The Company also classified the net liabilities of Team Sport Specialties Corporation of approximately $216,000 as a current liability in its balance sheet as of August 31, 2001.

         The Company believes that the ultimate legal and financial liability of the Company with respect to the above matter, including a range of possible losses, cannot be estimated at this time. Therefore, with the exception of the impairment charge recorded relating to the Company's goodwill ( See Note 3), no additional provision has been recorded in the Company's financial statements relating to this matter.

         Cost of sales for the six and three months ended August 31, 2001 were comprised of costs associated with the sale of the products related to the Austin Powers and X-Men movies, Team Sports Products, Music Art products as well as sales from sports memorabilia. Costs also include the cost of the products and related freight and handling charges. These products are contract manufactured for the Company by both domestic and foreign companies to specifications developed by the Company and approved by the various licensors. Even though the Company does not feel this places it at risk for filling future orders on a timely basis, it has developed relationships with alternate suppliers for most of its products. Several of its manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs the Company would incur if the product was first shipped to its location. The Company also feels it is not at risk for any currency fluctuations in its dealing with its foreign manufacturers since all orders are based on U.S. dollars and the Company does not have any long term purchase commitments.

         Selling, general and administrative expense consists of payroll and related fringe benefits, royalties; commissions paid to manufacturers sales representatives, and advertising, rent, depreciation and other related fixed overhead expenses. Also included in this category are the expenses related to the replication of movie props to ready them for mass production by the contract manufacturers, as well as the non-cash costs related to services satisfied by the issuance of Company stock. The services provided were in direct support of the operations of the Company. As the Company grows, through acquisitions and the sales of current product, it anticipates it will have to rely less on the issuance of stock for services due to increased cash flows as well as capital. The benefits to the Company from these stock transactions are to reduce the use of cash, which allowed the Company to devote the maximum amount of resources to expanding the business. For accounting purposes, the Company valued these services at the fair market value of the services rendered or the fair market value of the stock at time of issuance whichever was more readily determinable. The Company capitalizes the tooling costs of movie props. Only the tooling costs of a product to be made and sold have been capitalized and no other development costs are capitalized. The Company capitalized no tooling cost for the six months ended August 31, 2001, but capitalized tooling cost of $23,304 during the six months ended August 31, 2000. All other pre-production costs are expensed. Other pre-production costs include prototypes and samples of packaging, displays and products. All expensed pre-production costs, and the amortization of capitalized tooling costs, are included within selling, general and administrative expenses. Costs of manufacturing products for sale are included within costs of sales.

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

         As of the fiscal quarter ended August 31, 2001, the Company had an accumulated deficit of $14,928,700. This deficit arose from operating losses and not any particular transaction or transactions. The Company has not generated sufficient revenues to meet its operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

         The Company continues to ship X-Men product during the six months ended August 31, 2001. The royalties payable on these sales are in excess of the minimum required royalty for X-Men products. Another movie is scheduled to be released in 2002. The Company has not yet had any sales of Terminator products, and does not anticipate beginning selling Terminator products unless a new Terminator movie is released. The Company anticipates that another Terminator movie may be released in 2002. If a new movie is released, the Company will be prepared with product and believes it will able to sell enough products to justify its minimum royalty. The Company also has not had sales of Austin Power products sufficient to pay the minimum royalty at the contractual royalty rates. The Company believes that there will be another Austin Powers movie released in 2002, and the Company will be prepared with product upon that release and will generate significant sales of Austin Power products. The Company's license for Austin Powers's products expires in 2001. However, the Company believes that both the term of the license and the period in which it has to meet the minimum royalty will be extended through 2002. If new movies are not released, or if the Company does not realize significant sales if new movies are released, the Company might be required to use other sources of cash flow to pay the remaining $7,500 in minimum royalties on Terminator products and the remaining $70,000 of minimum royalties on the Austin Powers products. The Company also signed a license with Marvel Enterprises. Currently the Company is just in the beginning phases of obtaining product approval from Marvel Enterprises. The royalty rate for this license is 12% of sales with a minimum royalty of $75,000 of which $40,000 has been paid as of February 28, 2001; the balance of the minimum royalty payment has to be made by the December 31, 2003 expiration date of the license. Based upon the Company's current distribution channels as well as the Company's previous success with Marvel products, the Company believes that it will generate sufficient revenue during the life of the license to meet it's minimum royalty commitment. The Company also signed a licensing agreement to distribute, "Tattle Tail". The royalty rate for this license is 7% of sales. A minimum royalty amount of $84,000 is payable by November 30, 2003 the expiration date of the license. Based upon the Company's current channels of distribution within the Team Sports Division, the Company believes that it will generate sufficient revenue to meet its minimum royalty commitment. On May 1, 2000 the Company entered into a licensing agreement with Chicken Soup for the Soul Enterprises ("CSSE"), with a term ending on December 31, 2002. The Company will offer and sell a line of products derived from Chicken Soup brand, including silver-like paperweights, paper clip holders, and costume and fine jewelry along with other items under the terms of the agreement. The Company is required to pay a royalty of ten percent (10%) on sales of the products licensed from CSSE, with a minimum royalty of $50,000. The Company paid $15,000 at the time of signing the license with $10,000 due upon the first shipment of product. No product under this license has yet been shipped. One half of the remaining minimum royalty ($12,500) is due on May 1, 2001 and the other half is due on May 1, 2002. The May 1, 2001 payment has been postponed until the Company starts shipping product. The Company anticipates shipping product towards the end of 2001. Based upon the Company's current distribution channels as well as the Company's previous success with similar products, the Company believes that it will generate sufficient revenue during the life of the license to meet it's minimum royalty commitment. On July 17, 2000 the Company entered into a licensing agreement with Stan Lee Media, Inc. ("Stan Lee"), with a term ending on May 1, 2003. The Company will offer and sell Stan Lee products including Stan Lee wall scrolls, pens and rings, lithographs, official Cross-like fountain pens, book-ends, and desk accessories, along with other items under the terms of the agreement. The Company is required to pay a royalty of ten percent (10%) on sales of the licensed products, with a minimum royalty of $40,000. The Company was required to pay $20,000 at the time of signing the license with $20,000 payable no later than November 1, 2001. The Company has made these payments. Based upon the Company's current distribution channels as well as the Company's previous success with similar products, the Company believes that it will generate sufficient revenue during the life of the license to meet it's minimum royalty commitment. The Company also signed a licensing agreement with The Jim Henson Company to sell Farscape products which ranges from collectors pins and wall scrolls to replicas of featured spacecraft and other items used on the show. The Company has paid The Jim Henson Company $10,000 against the guaranteed minimum royalty payment of $25,000. The royalty rate for these products is 10%. The license expires December 31, 2003. The Company plans to introduce these products by the end of 2001.

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

         During the six months ended August 31, 2001 the Company also signed a licensing agreement with Marvel enterprises to administer the official Marvel Universe Fan Club. The Fan Club is marketed in Marvel comic books, over the internet and other mediums. The Company opened the club for members during September of 2001. Currently the Company has received approximately eight thousand inquiries regarding membership with an anticipated membership fee of approximately twenty dollars per member. The Company has paid $100,000 towards the minimum guaranteed royalty payment of $1,500,000. The balance of the royalty payments are due as follows: $150,000 is due immediately, $200,000 is due March 31, 2002, June 30, 2002, December 31, 2002, March 31, 2003, June 30, 2003 and
December 31, 2003. The license expires December 31, 2003. The royalty rate for this license is 15%.

         During the six months ended August 31, 2001, the Company signed a licensing agreement with Global Icons who represents the Three Stooges. The Company will be producing scrolls and desktop collectibles. The Company believes The Stooges have a universal appeal. This license isn't based on a movie coming out, even though Global Icons is talking about one for the near future. The Company has paid Global Icons $5,000 against the guaranteed minimum royalty payment of $10,000. The royalty rate for these products is 10%. The license expires December 31, 2003. The Company plans to introduce these products by the end of 2001.

         During the six months ended August 31, 2001, the Company signed a licensing agreement with Spider-Man Merchandising L.P. The movie Spider-Man will be released in May of 2002. Spider-Man was first introduced to the world, by Marvel, 38 years ago. The Company will be creating desktop collectibles, pins and scrolls. The Company has paid Spider-Man Merchandising L.P. $40,000 against the guaranteed minimum royalty payment of $80,000. The other minimum royalty payments are $20,000 due June 30, 2002 and $20,000 due December 31, 2002. The royalty rate for these products is 14%. The license expires March 31, 2003. The Company plans to introduce these products in early 2002 prior to the release of the movie. Based upon the Company's current distribution channels as well as the Company's previous success with similar products, the Company believes that it will generate sufficient revenue during the life of the license to meet its minimum royalty commitment.

         During the six months ended August 31, 2001 the Company signed a licensing agreement with New Line Cinema to produce collectibles related to the movie Lord Of The Rings. One of the "most read" series of books is now a trilogy of motion pictures from New Line Cinema to be released starting in December of 2001, with additional releases scheduled in December of 2002 & 2003. The Company's products will include wall scrolls depicting maps and family trees, movie scenes and characters, and desktop collectibles, including "the ring". The Company will pay New Line Cinema a guaranteed minimum royalty payment of $190,000. The minimum royalty payments are $75,000 due immediately, $32,500 due by June 30, 2002, $32,500 due by December 31, 2002, $25,000 due by June 30, 2003
and $25,000 due by December 31, 2003. The royalty rate for these products is 14%. The license expires December 31, 2004. The Company plans to introduce these products prior to the release of the movies. The Company started shipping product related to this license in early January 2002.

Results of Operations

--------------------------

Six Months Ended August 31, 2001 compared to Six Months Ended August 31, 2000.
------------------------------------------------------------------------------

         Net revenue for the six months ended August 31, 2001 was $116,070 and primarily consisted of sales of X-Men products of approximately $11,817, sales of plate-signed lithographs from Rolling Stones album covers and tour art of approximately $5,918 and sales from the Team Sports product lines of approximately $98,335. Sales for Team Sports ended as of August 1, 2001. Net revenue for the six months ended August 31, 2000 was $468,458 and was predominantly comprised of sales of X-Men products.

         Cost of sales for the six months ended August 31, 2001 decreased by $279,453 from the six months ended August 31, 2000. This decrease was mainly attributable to the decrease in volume of sales for the X-Men products offset by sales related to the Team Sports. Cost of sales as a percentage of revenues increased to 54.7% for the six months ended August 31, 2001 as compared to 29.1% for the same period last year. The decrease in cost of sales as a percent of revenues for the six months ended August 31, 2001 over the same period the previous year is primarily due to the margins from the Team Sports products.

         Selling, general and administrative expenses for the six months ended August 31, 2001 decreased to $1,480,614 from $1,811,377 for the same period the previous year. For the six months ended August 31, 2001 and August 31, 2000 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $192,792 and $383,055, respectively. Staffing decreased to seven full time employees and one-part time consultants for marketing and licensing for the three months ended August 31, 2001 as compared to thirteen full-time and two part time employees for the same period of the previous year. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the six months ended August 31, 2001, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $12,200 versus charges of approximately $6,200 for the same period the previous year. Also included in the selling, general and administrative expenses were those of the two acquisitions completed during 2001. The Music Art and Team Sport acquisitions contributed approximately $21,353 and $551,170 respectively of the selling, general and administrative expenses during the six months ended August 31, 2001. Due to the acquisitions, the Company incurred charges related to the amortization of goodwill during the six months ended August 31, 2001 of approximately $464,089 as compared to $26,000 for the same period last year. As previously mentioned, the Company incurred a charge of approximately $444,661 for the six months ended August 31, 2001 for impairment of long-lived asset related to the write down of goodwill for the Team Sports acquisition completed during year ended February 28, 2001. As previously mentioned the Company and former owners of Rooter Rattle LP and verbally agreed to give back to Rooter Rattle LP all assets and certain liabilities to the extent the liabilities exceed the assets by $150,000 effective August 1,2001. The net liabilities as of August 1, 2001 were approximately $216,000.

         The Company incurred interest expense of approximately $195,700 for the six months ended August 31, 2001 as compared to approximately $316,900 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added approximately $0 and $189,000 of interest expense respectively for the six months ended August 31, 2001 and 2000, respectively.

         As a result of the above, the Company had a net loss of $1,612,808 for the six months ended August 31, 2001 as compared to a net loss, of $1,991,791 for the same period last year.

Three Months Ended August 31, 2001 compared to Three Months Ended August 31,
----------------------------------------------------------------------------
2000.

         Net revenue for the three months ended August 31, 2001 was $28,679 and primarily consisted of sales of X-Men products of approximately $5,350, sales of plate-signed lithographs from Rolling Stones album covers and tour art of approximately $4,095 and sales from the Team Sports product lines of approximately $19,234. Sales for Team Sports ended as of August 1, 2001.
Revenue for the three months ended August 31, 2000 was $458,827 and was predominantly comprised of sales of X-Men products.

         Cost of sales for the three months ended August 31, 2001 decreased by $298,369 from the three months ended August 31, 2000. This decrease was mainly attributable to the decrease in volume of sales for the products related to the X-Men products offset by sales related to the Team Sports. Cost of sales as a percentage of revenues decreased to 13.0% for the three months ended August 31, 2001 as compared to 29.5% for the same period last year. The decrease in cost of sales as a percent of revenues for the three months ended August 31, 2001 over the same period the previous year is primarily due to the lack of sales volume from X-Men products offset by higher margins for the Team Sport products.

         Selling, general and administrative expenses for the three months ended August 31, 2001 decreased to $481,294 from $933,944 for the same period the previous year. For the three months ended August 31, 2001 and August 31, 2000, the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $55,600 and $81,800, respectively. Staffing decreased to seven full time employees and one-part time consultants for marketing and licensing for the three months ended August 31, 2001 as compared to thirteen full-time and two part time employees for the same period the previous year. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the three months ended August 31, 2001, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $7,000 versus charges of approximately $200 for the same period the previous year. Also included in the selling, general and administrative expenses were those of the two acquisitions completed during 2001. The Music Art and Team Sport acquisitions contributed approximately $8,891 and $42,627 respectively of the selling, general and administrative expenses during the three months ended August 31, 2001. For the three months ended August 31, 2000, The Music Art and Team Sport acquisitions contributed approximately $63,000 and $51,000 respectively of the selling, general and administrative expenses. Due to the acquisitions, the Company incurred charges related to the amortization of goodwill during the three months ended August 31, 2001 of approximately $1,401 as compared to $26,000 for the same period last year

         The Company incurred interest expense of approximately $69,700 for the three months ended August 31, 2001 as compared to approximately $150,200 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added approximately $0 and $59,000 of interest expense respectively for the three months ended August 31, 2001 and 2000, respectively.

         As a result of the above, the Company had a net loss of $547,240 for the three months ended August 31, 2001 as compared to a net loss of $948,604 for the same period last year.

Liquidity and Capital Resources
-------------------------------

         As of August 31, 2001, the Company had a working capital deficiency of approximately $3,184,189. The working capital deficit as of August 31, 2001 is a direct result of the unprofitable operations for the six months ended August 31, 2001 and the cumulative deficit in working capital as of February 28, 2001 of $2,539,057. The cash used in operating activities for the six months ended August 31, 2001 is $530,701. The Company had an ending cash balance of $1,075 at August 31, 2001.

         During the six months ended August 31, 2001, the Company purchased computer and telephone equipment for approximately $23,200. The Company does not foresee any significant capital expenditures needed in the next twelve months.

         The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the six months ended August 31, 2001, the Company received the following capital infusions: approximately $249,040 from issuance of common stock and exercise of stock options and approximately $352,325 from other borrowings. Additionally, during this period the Company received notices requesting conversion from the holders of demand notes and convertible debentures of approximately $66,000. These instruments were convertible into 6,264,000 shares of common stock. During the six months ended August 31, 2001, the Company made payments of approximately $46,597.

         An event of default has occurred regarding the $400,000 convertible debenture in that the Company did not have an effective registration statement within 150 days of the debenture sale. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture. Subsequent to August 31, 2001, the convertible secured debenture holders converted $12,500 of this debt into 2,499,000 shares of the Company's common stock.

         Subsequent to August 31, 2001, the Company has received approximately $128,200 of cash financing through the issuance of debt.

         As of August 31, 2001, the Company had $771,912 in outstanding notes and loans payable, $101,800 in convertible subordinated debentures and $400,000 in outstanding convertible secured debentures. As of August 31, 2001, the Company had $1,427,555 in accounts payable and accrued expenses, $216,728 in net liabilities of Team Sport Specialties Corporation, $501,944 in accrued payroll and related taxes and $391,430 in accrued interest and royalties. The Company has been able to operate based on deferring vendor and employee payments, deferring interest and debt repayments and obtaining additional borrowings and proceeds from equity sales. However, there is no guarantee that the Company will continue to be successful with respect to these actions. Furthermore, there can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operating expenses.

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

The following sales of securities were made during this period without registration under the Securities Act of 1933:

Name              Common Shares         Date             Consideration

Ray Mai           1,000,000            6/01/01           consulting
Kenneth           300,000              6/04/01           consulting
Ray Mai           50,000               6/13/01           consulting
Ray Mai           50,000               6/13/01           consulting
Ray Mai           1,000,000            6/20/01           consulting
Kenneth           400,000              6/20/01           consulting
Ray Mai           50,000               6/21/01           consulting
Lucy Em           25,000               6/21/01           accounting
Robert            500,000              6/27/01           marketing
Paul Lip          50,000               6/27/01           director
Jeffrey           50,000               6/27/01           director
R Seniga          1,128,000            6/29/01           deb conv
L Golch           1,130,000            7/27/01           deb conv
Ray Meier         3,000,000            6/19/01           30,000
Tom Mull          1,000,000            6/19/01           10,000
Robert            2,000,000            6/29/01           20,000
Debra J           1,000,000            6/5/01            10,000
Rolf              1,000,000            6/5/01            10,000
Timothy           1,000,000            6/29/01           10,000
Ray Mahr          500,000              6/13/01           5,000
Timothy           1,000,000            6/13/01           10,000
Tom Mulb          1,000,000            6/13/01           10,000
Ray Meier         2,000,000            6/13/01           20,000
Zachary           204,000              6/20/01           2,000
Eric Unic         50,000               6/22/01           500
Thomas J          500,000              6/26/01           5,000

All of the above sales were made in reliance on the exemption provided by
Section 4(2) of the Securities Act of 1933.

ITEM 3.   Defaults Upon Senior Securities - none.

ITEM 4. No matters were submitted for a vote of security holders during this period. However, a Special Meeting of the shareholders was noticed for December 31, 2001, at which time the shareholders approved a change to the Articles of Incorporation to effect an increase in the authorized shares of the company from 350,000,000 to 700,000,000.

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

16.1 Letter on change in certifying accountant, incorporated by reference to Form 8-K filed on 7/5/2001.

       * Incorporated by reference to Form 10-KSB 12G filed on 5/24/2000.

      ** Incorporated by reference to Form 10-KSB 12G filed on 9/7/2000.

Reports on Form 8-K.

On July 5, 2001, the Company filed a report on Form 8-K to disclose on Item 4 a change in its certifying accountant from McGladrey & Pullen, LLP to Withum Smith & Brown of New Brunswick, New Jersey.

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

                                         COLLECTIBLE CONCEPTS GROUP, INC.

                                         By: /s/ Paul S. Lipschutz
                                         ----------------------------
                                         Paul S. Lipschutz,
                                         Chief Executive Officer


                                         Date:  January 11, 2002



                                         By: /s/ Jeffrey Andrews
                                         ----------------------------
                                         Jeffrey Andrews,
                                         Chief Financial Officer


                                         Date:   January 11, 2002