Form 10QSB
period 2001-11-30
COLLECTIBLE CONCEPTS GROUP INC
filed 2004-07-20
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER: 0-30703

                        COLLECTIBLE CONCEPTS GROUP, INC.
             (Exact name of registrant as specified on its charter)

             DELAWARE                                    95-4026880
(State or other jurisdiction of              (IRS Employer Identification No.)
          incorporation                                or organization)

                              1600 LOWER STATE ROAD
                              DOYLESTOWN, PA 18901
                    (Address of principle executive offices)

                                 (215) 491-1075
              (Registrant's telephone number, including area code)


   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
                               Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 478,972,190 shares issued and outstanding as of June 30, 2004

                        COLLECTIBLE CONCEPTS GROUP, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION

         ITEM 1  Condensed Consolidated Balance Sheet As Of
                 November 30, 2001 (Unaudited)                                 3
                 Condensed Consolidated Statements Of Operations For The
                 Three Months Ended November 30, 2001 And 2000 (Unaudited)     4

                 Condensed Consolidated Statements Of Operations For The
                 Nine Months Ended November 30, 2001 And 2000 (Unaudited)      5

                 Condensed Consolidated Statement Of Changes In
                 Shareholders' Deficiency For The Nine Months Ended
                 November 30, 2001 (Unaudited)                                 6

                 Condensed Consolidated Statements Of Cash Flows For
                 The Nine Months Ended November 30, 2001 And 2000
                 (Unaudited)                                                   7

                 Notes To Condensed Consolidated Financial Statements
                 As Of November 30, 2001 (Unaudited)                      8 - 20

         ITEM 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       21-31

PART II  OTHER INFORMATION

         ITEM 1  Legal proceedings                                            32
         ITEM 2  Changes in securities and use of proceeds                    32
         ITEM 3  Defaults upon senior securities                              32
         ITEM 4  Submission of matters to a vote of security holders          32
         ITEM 5  Other information                                            33
         ITEM 6  Exhibits and Reports on 8-K                                  33

         SIGNATURES                                                           34

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
Cash                                                               $        641
Accounts receivable, net                                                 11,245
Inventories                                                             177,201
Prepaid royalties                                                        42,565
Prepaid expenses and other                                               10,975
                                                                   ------------
Total Current Assets                                                    242,627

Property and equipment, net                                              80,455
                                                                   ------------

TOTAL ASSETS                                                       $    323,082
                                                                   ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Convertible secured debentures, net                                $    387,500
Notes and loans payable, current portion                                815,960
Loans payable - related party                                            80,121
Convertible subordinated debentures                                      96,800
Accounts payable                                                      1,489,381
Accrued expenses                                                      1,188,549
Accrued royalties                                                       356,250
                                                                   ------------
Total Current Liabilities                                             4,414,561
                                                                   ------------

TOTAL LIABILITIES                                                     4,414,561
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Common stock, $.001 par value, 350,000,000 shares authorized,
  4,892,458 shares issued and outstanding                                 4,892
Additional paid-in capital                                           12,172,720
Accumulated deficit                                                 (16,265,591)
Deferred compensation/services                                           (3,500)
                                                                   ------------
Total Shareholders' Deficiency                                       (4,091,479)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $    323,082
                                                                   ============


     See accompanying notes to condensed consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                         2001           2000
                                                     -----------    -----------
SALES                                                $    39,032    $   115,502

COST OF SALES                                            169,434         41,624
                                                     -----------    -----------
GROSS (LOSS) PROFIT                                     (130,402)        73,878

OPERATING EXPENSES
Selling, general and administrative                    1,140,899        552,379
                                                     -----------    -----------

LOSS FROM OPERATIONS                                  (1,271,301)      (478,501)

OTHER EXPENSE
Interest expense                                          57,819         69,928
                                                     -----------    -----------

LOSS BEFORE TAX PROVISION                             (1,329,120)      (548,429)
INCOME TAX PROVISION                                          --             --
                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS                       (1,329,120)      (548,429)
LOSS FROM DISCONTINUED OPERATIONS                         (7,771)       (87,087)
                                                     -----------    -----------

NET LOSS                                             $(1,336,891)   $  (635,516)
                                                     ===========    ===========

BASIC AND DILUTED LOSS PER SHARE
 Loss per share from continuing operations           $     (0.29)   $     (0.17)
 Loss per share from discontinue operations                   --          (0.03)
                                                     -----------    -----------

     Basicand Diluted Loss Per Share                 $     (0.29)   $     (0.20)
                                                     ===========    ===========

WEIGHTED AVERAGE SHARES USED IN NET LOSS
  CALCULATIONS - BASIC AND DILUTED                     4,663,695      3,177,829
                                                     ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                         2001          2000
                                                     -----------    -----------

SALES                                                $    50,849    $   535,398
COST OF SALES                                            178,234        348,009
                                                     -----------    -----------

GROSS (LOSS) PROFIT                                     (127,385)       187,389
OPERATING EXPENSES
Selling, general and administrative                    2,045,084      2,236,497
                                                     -----------    -----------

LOSS FROM OPERATIONS                                   2,172,469     (2,049,108)
OTHER EXPENSE
Interest expense                                        (253,532)      (386,796)
                                                     -----------    -----------

LOSS BEFORE TAX PROVISION                             (2,426,001)    (2,435,904)
INCOME TAX PROVISION                                          --             --
                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS                       (2,426,001)    (2,435,904)
LOSS FROM DISCONTINUED OPERATIONS                       (523,698)      (191,403)
                                                     -----------    -----------

NET LOSS                                             $(2,949,699)   $(2,627,307)
                                                     ===========    ===========

BASIC AND DILUTED LOSS PER SHARE
 Loss per share from continuing operations           $     (0.58)   $     (0.85)
 Loss per share from discontinue operations                (0.12)         (0.07)
                                                     -----------    -----------

     Basicand Diluted Loss Per Share                 $     (0.70)   $     (0.92)
                                                     ===========    ===========

WEIGHTED AVERAGE SHARES USED IN NET LOSS
  CALCULATIONS - BASIC AND DILUTED                     4,243,372      2,847,700
                                                     ===========    ===========



     See accompanying notes to condensed consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001
                                   (UNAUDITED)

                                                                            Additional    Deferred
                                                         Common Stock         Paid-In   Compensation   Accumulated
                                                      Shares     Amount      Capital       Expense       Deficit          Total
                                                   ---------------------------------------------------------------------------------
Balance, February 28, 2001                          3,713,365    $ 3,713   $ 11,340,834   $ (14,000)   $(13,315,892)   $ (1,985,345)

Common stock issued for cash                          160,714        161        112,349          --              --         112,510

Common stock issued for services rendered             792,952        793        431,371          --              --         432,164

Conversion of notes and loans payale, convertible
subordinated debentures, convertible secured
debentures, and related interest to common stock      156,390        156        188,235          --              --         188,391

Exercise of stock options                             142,857        143         99,857          --              --         100,000

Amortization of deferred compensation                      --         --             --      10,500              --          10,500

Decreaase due to fractional shares as a result of
1 for 70 reverse split                                (73,820)       (74)            74          --              --              --

Net loss, 2001                                             --         --            --           --      (2,949,699)     (2,949,699)
                                                   ----------    -------  -------------   ---------    ------------    ------------

BALANCE NOVEMBER 30, 2001                           4,892,458    $ 4,892   $ 12,172,720   $  (3,500)   $(16,265,591)   $ (4,091,479)
                                                   ==========    =======  =============   =========    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                  2001           2000
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(2,949,699)   $(2,627,307)
Loss from discontinued operations                                 523,698        191,403
                                                              -----------    -----------
Loss from continuing operations                                (2,426,001)    (2,435,904)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation                                                     16,482         15,527
  Amortization of debt discount and interest                       47,201        189,033
  Amortization of deferred compensation                            10,500         44,100
  Provision for doubtful accounts                                  15,301             --
  Common stock issued for services rendered                       432,164        600,110
  Interest expense related to beneficial conversion of debt            --        163,333
  Expense related to issuance of options                               --         58,500
Changes in operating assets and liabilities, net of
discontinued operations:
Accounts receivable                                                15,049       (253,396)
Inventories                                                       197,598       (359,191)
Prepaid royalties                                                  55,486        (56,448)
Prepaid expenses and other                                         (2,005)        (2,551)
Accounts payable and accrued expenses                             722,099        596,901
Accrued royalties                                                 218,456         56,070
                                                              -----------    -----------
     Net Cash Provided By (Used In) Continuing Operations        (697,670)    (1,383,916)
     Net Cash Used In Discontinued Operations                     (25,996)      (110,615)
                                                              -----------    -----------
     Net Cash Used In Operating Activities                       (723,666)    (1,494,531)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                (23,214)       (50,422)
Purchases of businesses, net of cash acquired of $1,426                --       (388,574)
                                                              -----------    -----------
     Net Cash Used In Investing Activities                        (23,214)      (438,996)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings, net of financing fees of $0 and $52,000,
respectively                                                      591,950        542,405
Proceeds from issuance of common stock and exercise of
stock options, net                                                212,528      1,195,000
Repayment of notes and loans payable                              (57,179)       (49,781)
                                                              -----------    -----------
     Net Cash Provided by Financing Activities                    747,299      1,687,624
                                                              -----------    -----------

NET INCREASE/(DECREASE) IN CASH                                       419       (245,903)

CASH - BEGINNING OF PERIOD                                            222        247,491
                                                              -----------    -----------

CASH - END OF PERIOD                                          $       641    $     1,588
                                                              ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)


NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A) DESCRIPTION OF BUSINESS

       Collectible  Concepts Group,  Inc. and its  subsidiaries  (the "Company")
       distribute high-end and novelty products related to both the entertainment and sports industries. The Company sells its products through retailers, distributors, department stores, the Internet and catalogers.

       (B) BASIS OF PRESENTATION

       These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the nine months ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ended February 28, 2002. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2001.

       (C) PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of the Company and the Company's two wholly owned subsidiaries, Team Sports Specialties Corporation and Music Art Corporation. All significant intercompany accounts and transactions have been eliminated.

       The Company has discontinued operations of the Company's two wholly owned
       subsidiaries,   Team  Sports   Specialties   Corporation  and  Music  Art
       Corporation (See Note 3).

       (D) USE OF ESTIMATES

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)


       (E) EARNINGS (LOSS) PER SHARE

       The Company follows Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share". Basic and fully diluted earnings
       (loss) per share amounts are computed based on net income (loss) and divided by the weighted average number of shares actually outstanding. The assumed conversion of common stock equivalents was not included in the computation of diluted earnings (loss) per share because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in all periods.

       (F) RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which was required to be adopted for fiscal year 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of, goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also requires the Company to complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. SFAS No. 142 requires completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss. The second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Upon the initial adoption, any impairment loss identified will be presented as a change in accounting principle, net of applicable income tax benefit, and recorded as of the beginning of that year. Subsequent to the initial adoption, any impairment loss recognized would be recorded as a charge to income from operations.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)


       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has applied SFAS No. 144 for the accounting for the impairment or disposal of long-lived assets beginning January 1, 2002.

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

       In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate it's previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)


       Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

       In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

       Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

       In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)


       transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

       In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

       SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is a mandatorily redeemable share, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

       Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

       Management   does  not  expect   the   adoption   of  these   statements'
       pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2 GOING CONCERN

       The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)


       losses. As of November 30, 2001, the Company had a working capital deficiency of $4,171,934 and shareholders' deficiency of $4,091,479 and for the nine months ended November 30, 2001 the Company had a net loss of $2,949,699 and net cash used in operations of $723,666. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. To generate additional revenues and the working capital needed to continue and expand operations, the Company has committed to a plan for reducing expenses, increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operating expenses.

       These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 ACQUISITIONS AND DISCONTINUED OPERATIONS

       On June 5, 2000, the Company acquired 100% of the outstanding common shares of Music Art Corporation ("Music Art") for 14,929 shares of Company common stock. Music Art is primarily engaged in the business of creating, marketing and distributing limited edition lithographs derived from artwork used on music albums and other music collectibles. The acquisition was accounted for as a purchase. The shares of common stock issued to acquire Music Art were valued at $305,000, based upon the Company's guarantee of the fair market price of the Company's common stock one year from the issuance date. The assets acquired consisted primarily of current assets, minimal fixed assets and no other identifiable intangible assets other than goodwill. The excess of acquisition cost over the fair value of net assets was approximately $377,000. As of November 30 2001, all related goodwill to Music Art has been reclassified to discontinued operations.

       On August 2, 2000, a wholly owned subsidiary of the Company, Team Sport Specialties Corporation, purchased certain assets and liabilities of Rooter Rattle, L.P. in exchange for $965,000 of consideration, payable as $390,000 in cash, a $30,000 note payable and 51,904 shares of common stock issued at a value of $545,000. The acquisition was accounted for as a purchase. The assets acquired consisted primarily of current assets, minimal fixed assets and no other identifiable intangible assets other than goodwill. The excess of acquisition cost over the fair value of net assets was approximately $1,050,000. As of February 28, 2002, all related goodwill to Rooter Rattle, L.P. has been reclassified to discontinued operations. The Company also entered into an employment agreement with a

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)


       former officer of Rooter Rattle, L.P. as part of this transaction. The 51,900 shares of common stock issued to acquire Rooter Rattle was valued at $545,000, based upon the trading price of the Company's common stock on the acquisition date, which was $10.50 per share.

       On August 1, 2001, the Company received a notice from the partners of Rooter Rattle, L.P. declaring the Company's wholly-owned subsidiary, Team Sports Specialty Corporation ("Team Sports") in default under certain terms of the August 3, 2000 Purchase and Sale Agreement (the "Agreement") between Team Sports and Rooter Rattle, L.P. The partners of Rooter Rattle, L.P. were seeking to have all assets of Team Sports, less certain liabilities, revert back to Rooter Rattle, L.P. as provided for in the event of default as defined in the Agreement. In July 2003, the Company received a confirmation from partners of Rooter Rattle, L.P. acknowledging that after examination the related assets were deemed to have little or no value. All negotiations between the parties have ceased and upon mutual agreement the operations of Rooter Rattle, L.P. and Team Sports ceased during the third quarter of the calendar year 2001.

       The Company has discontinued the operations of Music Art and Team Sports. The Company did not incur a gain or loss on the disposal of these subsidiaries since the Company unilaterally ceased operations of these subsidiaries and the assets and liabilities reverted back to the original owners as per the terms of the original acquisition agreements. The assets were comprised of accounts receivables, inventory, fixed assets and goodwill. The liabilities were comprised of accounts payable and accrued expenses. A loss of $7,771 and $87,087 was incurred from the discontinued operations of these subsidiaries for the three months ended November 30, 2001 and 2000, respectively. A loss of $523,698 and $191,403 was incurred from the discontinued operations of these subsidiaries for the nine months ended November 30, 2001 and 2000, respectively.

NOTE 4 CONVERTIBLE SECURED DEBENTURES

       In May 2000, the Company issued $400,000 of secured convertible debentures to a group of investors. These debentures matured in April 2001, are secured by substantially all of the Company's assets and bear interest at 10% per annum, payable quarterly; the debentures are convertible into common stock at any time at the holder's option at the lesser of $2.80 (adjusted for 1 for 70 split) per share or 50% of market value (the debt discount of $65,000 assigned to this beneficial conversion feature was recorded as additional paid-in capital and the debt discount was amortized as interest expense in the quarter ended May 31, 2000 because the debentures are convertible at any time at holder's option); the debentures also have warrants to purchase 57,143 shares of common stock at 110% of the market value on the closing date - the warrants have a five-year life and are exercisable immediately (using an option pricing model, the warrants were valued at $280,000 using the following assumptions: no expected payment of dividends, expected lives of warrants of three years, a risk free rate of 6.5% and a volatility of

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)


       75%). The $280,000 was recorded as additional paid-in capital and the debt discount was amortized to interest expense over the term of the related debentures. As of November 30, 2001, the debt discount has been fully amortized with the Company recognizing interest expense of $46,667 and $140,000 during the nine months ended November 30, 2001 and 2000, respectively. During the nine months ended November 30, 2001, the Company converted convertible secured debentures in the amount of $12,500 into 35,714 common shares based upon stated conversion prices or negotiated conversion prices. Due to these conversions, the Company incurred a loss of $15,000, as the negotiated converted price was less than the fair market value of the Company's common stock on the date of the conversion (See Note 12). The debenture holders also have certain rights in the event the Company files a registration statement. The Company was not able to complete an effective registration statement within 150 days of the debenture sale. As a result, the Company is in default of the debenture agreement. As of the date of this report, these debentures are still unpaid in total and in default.

NOTE 5 NOTES AND LOANS PAYABLE

       As of November 30, 2001, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures on February 28, 2006. The balance of the notes and loans payable are in default and remain unpaid in total as of the date of this report. During the nine months ended November 30, 2001, the Company converted notes and loans payable in the amount of $148,391 into 98,929 common shares based upon stated conversion prices or negotiated conversion prices (See Note 12).

       The Company has loans payable of approximately $80,121, which is included in loans payable - related parties in the accompanying consolidated balance sheet, due to the Company's president and his wife as of November 30, 2001. During the nine months ended November 30, 2001 and 2000, the Company recorded interest expense of approximately $5,000 each period relating to loans from its president and his wife. Approximately $75,000 in accrued interest was payable relating to these loans as of November
       30, 2001, which is recorded in accrued interest in the accompanying consolidated balance sheet. (See Note 11)

NOTE 6 CONVERTIBLE SUBORDINATED DEBENTURES

       The Company has outstanding $96,800 of convertible subordinated debentures as of November 30, 2001. The debentures bear interest at rates ranging from 10% to 12% per annum and matured at various times through August 2001. During the nine months ended November 30, 2001, the Company converted convertible subordinated debentures in the amount of $40,000 into 57,461 common shares based upon stated conversion prices or negotiated conversion prices. The debentures are in default and remain unpaid in total as of the date of this report. Each $1,000 unit is

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)


       convertible at any time at the holder's option, into between 143 and 1,429 shares of Company common stock for an aggregate of 55,714 common shares for all periods presented.

NOTE 7 COMMON STOCK

       In July 2002, the Company authorized a 1 for 70 reverse stock split. As a result of the reverse stock split, all capital stock shares and amounts and per share data have been retroactively restated for all periods presented.

       During the nine months ended November 30, 2001, the Company received $112,510 from the issuance of 160,714 shares of common stock through private placements to various investors.

       During the fiscal year ended February 28, 2002, the Company converted approximately $104,533 or notes and loans payable and related accrued interest into 156,390 shares of common stock based upon negotiated conversion prices with the debtors and therefore incurred a loss of $83,858 as the negotiated conversion price was less than the fair market value of the Company's common stock on the date of the conversion.

       In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution of 1.603%. The Company issued 68,879 shares to the third party representing 1.603% of the outstanding share as of the date the agreement was entered into.

       From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $432,164 and $600,110 for the nine months ended November 30, 2001 and 2000, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. For transactions recorded at the fair value of the Company's common stock issued, a 20% discount was applied due to certain trading restrictions placed on such shares, which limited the transferability of such shares until after a twelve month holding period. The number of shares of common stock issued for services performed in 2001 and 2000 was 792,952 and 137,878, respectively.

       In December 2001, the Company increased its authorized shares to 700,000,000 from 350,000,000.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)


NOTE 8 STOCK OPTIONS

       In 1995, the Company issued its president and shareholder the option to purchase 7,143 shares of common stock any time before December 1, 2005 for $7.00 per share. In January 2000, the Company issued an additional 142,857 options to the president and shareholder, which are immediately exercisable, at an exercise price of $.70 per share with an expiration date of January 2004. 50,000 of these options have been exercised and 92,857 remain outstanding as of November 30, 2001. The agreement also contains an anti-dilution provision that has the effect of increasing the options as of November 30, 2001. During the nine months ended November 30, 2001, 142,857 options were granted and exercised for services rendered under the anti-dilution provision. All additional options have the same expiration date of January 2004.

       In March 2000, the Company entered into an agreement to issue 715 stock options per month for twelve months for an aggregate of 8,580 stock options to a non-employee for consulting services to be rendered during calendar year 2000. The options are exercisable at $.70 per share and have no expiration date. In accordance with SFAS No. 123, "Accounting For Stock-Based Compensation", the Company recorded an expense of $61,350 and an increase to additional paid in capital for such options issued during the months of March 2000 through February 2001. The method of determining the expense was based on using an option-pricing model with certain assumptions, including a risk free interest rate of 6.5%, volatility of 75%, expected lives of options of five years and no expected payment of dividends. The weighted average grant-date fair value of options granted was $8.40 per share.

       The following is a summary of the status of stock option activity for the nine months ended November 30, 2001.

                                                            Weighted Average
                                                 Options     Exercise Price
                                                 --------   ----------------

       Outstanding as of February 28, 2001        108,580      $     1.11
         Granted                                  142,857      $      .70
         Exercised                               (142,857)     $      .70
         Terminated                                    --              --
                                                 --------      ----------

       Outstanding as of November 30, 2001        108,580      $     1.11
                                                 ========      ==========

       The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB Opinion 25 ("Accounting for Stock Issued to Employees") in accounting for stock options issued to employees. Accordingly, no

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)


       compensation has been recognized for the nine months ended November 30, 2001 and 2000. The effect of applying SFAS 123 for the nine months ended November 30, 2001 was not material.

NOTE 9 COMMITMENTS AND CONTINGENCIES

       (A) LICENSES

       The Company has entered into various licensing agreements (the "agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional minor league and college sports teams. The agreements expire at various dates through 2003 and generally require the Company to pay a royalty of between 9% and 11% of sales, with certain minimum royalty payments required. The unpaid minimum royalty fees related to these agreements are included in accrue royalties in the accompanying balance sheet. Royalty expense amounted to approximately $472,000 and $134,000 for the nine months ended November 30, 2001 and 2000, respectively.

       (B) CONTINGENCIES

       In the normal course of business the Company is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any amounts of cost that may be incurred in excess of those amounts provided as of November 30, 2001 cannot currently be determined.

       In 2002, a licensing company commenced a lawsuit for various causes of action for breach of contract, trademark infringement and seeking a permanent injunction precluding the Company from using any of the plaintiffs' intellectual property. The Company consented to the entry of a permanent injunction and the parties entered into a settlement agreement, which resulted in the dismissal of the action in the subsequent period. However, despite the dismissal of the action, the plaintiff reserves the right to pursue monetary claims against the Company for its breach of various license agreements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)


       (C) OTHER CONTINGENCIES

       The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The liability is approximately $268,000 as of November 30, 2001, which includes penalties and interest and is included in current liabilities on the consolidated balance sheet.

NOTE 10  RELATED PARTY TRANSACTIONS

       The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of November 30, 2001 and 2000, the amount of salary deferred was approximately $175,000 and $255,000, respectively. The Company has also issued stock options to the president (See Note 9).

       Accrued salaries decreased due to the dismissal of two employees who both agreed to forfeit their accrued salaries.

       The Company has a loan payable of approximately $80,121, which is included in loans payable - related parties in the accompanying consolidated balance sheet, due to the Company's president as of November 30, 2001. The Company accrued interest related to these loans from its president of approximately $5,000 each year and approximately $75,000 in accrued interest was payable relating to these loans as of November 30, 2001 which is recorded in accrued interest in the accompanying consolidated balance sheet.

       The Company issued approximately 530,000 and 100,000 shares of common stock to officers, directors and family members for services rendered during the nine months ended November 30, 2001 and 2000, respectively.

NOTE 11  NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE CASH FLOW STATEMENT

       During the nine months ended November 30, 2001, the Company entered into the following non-cash transactions:

       The Company converted $36,000 of notes and loans payable, $12,500 of convertible secured debentures, $40,000 of convertible subordinated debentures, and $16,033 of related accrued interest into 156,390 shares of common stock having an aggregate fair value of $188,391. Since the conversions were based upon negotiated conversion prices with the debtors the Company incurred a loss of $83,858 as the fair market value of the Company's common stock on the date of the conversion was more than the negotiated conversion prices.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)


       The Company converted $129,113 of notes and loan payable into 83,558 shares of common stock having an aggregate fair market value of $ 129,113.

       During the nine months ended November 30, 2000, the Company entered into the following non-cash transactions:

       The Company converted approximately $129,113 of notes and loans payable and related accrued interest into 5,849,009 shares of common stock, issued a note payable for $40,000 to a shareholder as consideration for waiving certain anti-dilution privileges and issued a note payable in the amount of $26,200 for the purchase of property and equipment.

       The Company issued a note payable for $30,000 as part of the acquisition of Rooter Rattle, LP and issued 4,678,334 shares of common stock valued at $850,625 for the acquisition of two companies and recorded goodwill of approximately $1,427,000. The asset purchased for the two business acquisitions consisted of inventories in the amount of $82,906, account receivables in the amount of $104,757, other assets in the amount of $11,821 and property and equipment in the amount of $2,243. The liabilities assumed consisted of accounts payable and accrued expenses in the amount of $358,359.

       Cash payments for interest expense were immaterial for the nine months ended November 30, 2001 and 2000.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2002
                                    UNAUDITED


The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the telecommunications marketplace.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Some of the information in this Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

          o     discuss our future expectations;

          o contain projections of our future results of operations or of our financial condition; and

          o     state other "forward-looking" information.

           We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in our filings with the Securities and Exchange Commission.

GENERAL

           The following detailed analysis of operations should be read in conjunction with the 2001 Consolidated Financial Statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2001.

           In August 2003, the Company re-evaluated its business model. The Company believes that licenses have evolved into less time sensitive and sale spiking properties. The Company is not renewing or continuing licenses that do not fit out new business model. The Company's new business model will be focused on more evergreen properties and those with a bigger window of opportunity. The Company believes that with the new genre of films being so heavily oriented to characters of comic books and fantasies that the Company will pursue licenses mostly in that category and to supplement them with new trend properties as they appear. Furthermore, the Company recognized the need to have products that addressed the mainstream consumer market where market size and repeat sales opportunities could give the Company a means to stabilize and grow its revenues. To avoid the time, expense and risks associated with in-house new product development, the Company sought out entities with mainstream consumer products whose marketability could be enhanced by the addition of the Company's licenses.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           In  July/August,   2000,  the  Company's   subsidiary,   Team  Sports
Specialties, Inc. acquired the assets of Rooter Rattle, Ltd. Part of the consideration for that acquisition was shares of the Company's common stock. In connection with the acquisition, the company agreed with Rooter Rattle that if certain conditions with respect to the Company's stock issued to Rooter Rattle were not met on or before the first anniversary of closing, the Company would either pay Rooter Rattle an amount of $545,000 or transfer to Rooter Rattle, free and clear of all liens and encumbrances, the stock of Team Sports. The Condition with respect to the Company's common stock were not met, and therefore under the agreement the Company was required to pay to Rooter Rattle $545,000 or deliver the stock of Team Sports free and clear of all encumbrances. In addition, the Company has not paid the $30,000 principal outstanding on a Promissory Note issued to Rooter Rattle in connection with the acquisition, and the Note is in default. On August 1, 2001, the Company received notice from the partners of Rooter Rattle, LP declaring the Company's wholly-owned subsidiary, Team Sports Specialty Corporation ("Team Sports") in default under certain terms of the August 3, 2000 Purchase and Sale Agreement (the "Agreement") between Team Sports and Rooter Rattle, LP. The partners of Rooter Rattle, LP and the Company have verbally agreed to have all assets of Team Sports, less certain liabilities to the extent that the liabilities would exceed the assets given back to Rooter Rattle, LP by $150,000, would revert back to Rooter Rattle, LP as provided for in the event of default as defined in the Agreement. The Company did not recognize any revenue from Team Sport Specialties Corporation as of August 1, 2001. As of November 30, 2001, all goodwill related to Rooter Rattle, LP was reclassified to discontinued operations.

           Music Art: On June 5, 2000, we acquired Music Art Corporation in consideration of 1,000,000 shares of our common stock. Through the transaction, Music Art became a wholly owned subsidiary of ours. We acquired certain databases and the inventory of Music Art's music and entertainment memorabilia. The value of the inventory was $36,056 and computer equipment was $1,368, which represented the majority of the physical assets acquired. The purchase price for Music Art was negotiated between the president of Music Art and our president. Music Art's business consisted of the marketing and sale of reproductions of signed lithographs of the Rolling Stones and photos of Bruce Springsteen signed by well known rock photographer, Phil Cecola, a famous rock-and-roll group photographer. The tangible assets acquired primarily consisted of Rolling Stones signed lithographs and photos of Bruce Springsteen signed by Phil Cecola. We did not acquire any new distribution channels through the transaction. We did acquire a database owned by Music Art, consisting of several thousand named persons who had purchased Music Art products in the past along with individuals and businesses that previously had been contacted by Music Art with a view to distribution of its products. The license relating to the Rolling Stones covers the marketing and sale of 16 signed in-plate lithographs based on their album covers and tour art. A royalty of twenty five percent (25%) was required to be paid based on net sales of these lithographs with a fixed minimum for framed and unframed pieces. The license agreement under which these products are being sold expired September 30, 1999 with subsequent sales being sold pursuant to an unwritten extension under the same terms and conditions as the license agreement. One of the major assets of Music Art was its license with the Rolling Stones who were expected to extend Music Art's license in anticipation of going on tour. When the Rolling Stones decided not to go on tour until 2002 we anticipated obtaining other licenses for Music Art during fiscal 2002 however these did not materialize. We believe the license associated with this acquisition has expired and determined that the cost to renew is not justified by the potential short-term revenue stream. Accordingly, as of November 30, 2001, all goodwill related to Music Art has been reclassified to discontinued operations.

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

           During the nine months ended November 30, 2001 the Company also signed a licensing agreement with Marvel enterprises to administer the official Marvel Universe Fan Club. The Fan Club is marketed in Marvel comic books, over the internet and other mediums. The Company opened the club for members during September of 2001. The Company has paid $100,000 towards the minimum guaranteed royalty. As previously mentioned the Company mutually agreed with Marvel Entertainment to terminate this license effective September 30, 2001 with no residual liability due Marvel Entertainment from the Company for this license.

           During the nine months ended November 30, 2001, the Company signed a licensing agreement with Global Icons who represents the Three Stooges. The Company will be producing scrolls and desktop collectibles. The Company believes The Stooges have a universal appeal. This license isn't based on a movie coming out, even though Global Icons is talking about one for the near future. The Company has paid Global Icons $5,000 against the guaranteed minimum royalty payment of $10,000. The royalty rate for these products is 10%. The license expires December 31, 2003. Subsequent to November 30, 2001 these products have been introduced.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           During the nine months ended November 30, 2001, the Company signed a licensing agreement with New Line Cinema to produce collectibles related to the movie Lord Of The Rings. One of the "most read" series of books is now a trilogy of motion pictures from New Line Cinema which was released in December of 2001, with additional releases scheduled in December of 2002 and 2003. The Company's products will include wall scrolls depicting maps and family trees, movie scenes and characters, and desktop collectibles, including "the ring". The Company will pay New Line Cinema a guaranteed minimum royalty payment of $190,000. The minimum royalty payments are $75,000 due immediately, $32,500 due by June 30, 2002, $32,500 due by December 31, 2002, $25,000 due by June 30, 2003 and $25,000
due by December 31, 2003.

CRITICAL ACCOUNTING POLICIES

           Our financial statements are prepared based on the application of accounting principles generally accepted in the United States of America. These accounting principles require us to exercise significant judgment about future events that affect the amounts reported throughout our financial statements. Actual events could unfold quite differently than our previous judgments had predicted. Therefore the estimates and assumptions inherent in the financial statements included in this report could be materially different once those actual events are known. We believe the following policies may involve a higher degree of judgment and complexity in their application and represent critical accounting policies used in the preparation of our financial statements. If different assumptions or estimates were used, our financial statements could be materially different from those included in this report.

           Revenue Recognition: We recognize revenues in accordance with Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements (SAB 104). We develop and sell collectibles in the entertainment, sports and music markets. Revenue from such product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. At this time the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally when the goods are shipped and all significant obligations of the Company have been satisfied.

           Accounts Receivable: We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.

           Realizability of Inventory Values: We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           Long-lived Assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment.

RECENT ACCOUNTING PRONOUNCEMENTS

           In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which was required to be adopted for fiscal year 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of, goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also requires the Company to complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. SFAS No. 142 requires completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss. The second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Upon the initial adoption, any impairment loss identified will be presented as a change in accounting principle, net of applicable income tax benefit, and recorded as of the beginning of that year. Subsequent to the initial adoption, any impairment loss recognized would be recorded as a charge to income from operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has applied SFAS No. 144 for the accounting for the impairment or disposal of long-lived assets beginning January 1, 2002.

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

           In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate it's previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

           In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

           Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

           In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

           SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is a mandatorily redeemable share, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

           Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

           We do not expect the adoption of these pronouncements to have a material impact on our consolidated financial position or results of operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 2000.

           Net revenue for the nine months ended November 30, 2001 was $50,849 compared to net revenue of $535,398 for the nine months ended November 30, 2000. Sales for Team Sports ended August 1, 2001. The decrease in revenue resulted primarily from a reduction in sales from Team Sports as sales ended August 1, 2001 and Music Art as sales ended November 30, 2001.

           Cost of sales for the nine months ended November 30, 2001 decreased by $169,775 from the nine months ended November 30, 2000. This decrease was mainly attributable to the decrease in volume of sales for the X-Men products, of plate-signed lithographs from Rolling Stones album covers and tour art products and sales related to the Team Sports products. This decrease was offset by a charge to cost of sales of $160,000 for the write down of inventory mostly attributable to the Austin Powers product line. The Company is re-negotiating its license with New Line Cinema as it pertains to the Austin Powers property. Due to the uncertainty of this situation the Company decided to write down the inventory related to the Austin Powers

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

product line. Cost of sales as a percentage of revenues increased to 351% for the nine months ended November 30, 2001 as compared to 65% for the same period last year. This increase was mainly attributable to the charge of $160,000 to cost of sales related to the Austin Powers inventory.

           Selling, general and administrative expenses for the nine months ended November 30, 2001 decreased to $2,045,084 from $2,236,497 for the same period the previous year. In anticipation of the Company's on going negotiations with its licensors the Company took a $508,000 charge for the nine months ended November 30, 2001. For the nine months ended November 30, 2001 and November 30, 2000 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of $432,164 and $600,110 respectively. Staffing decreased to seven full time employees and one-part time consultant for marketing and licensing for the nine months ended November 30, 2001 as compared to thirteen full-time and two part time employees for the same period of the previous year. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the nine months ended November 30, 2001, the Company incurred charges relating to the costs of producing the samples as well as the related package design of $12,902 versus charges of $31,430 for the same period the previous year. Also included in the selling, general and administrative expenses were those of the two acquisitions completed during 2001. The Music Art and Team Sport acquisitions contributed $28,510 and $551,170, respectively, of the selling, general and administrative expenses during the nine months ended November 30, 2001. As previously mentioned, all goodwill related to Music Art and Rooter Rattle, LP has been reclassified to discontinued operations.

           The Company incurred interest expense of $253,532 for the nine months ended November 30, 2001 as compared to $386,796 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $0 and $248,000 of interest expense respectively for the nine months ended November 30, 2001 and 2000, respectively.

           As a result of the above, the Company had a net loss of $2,949,699 for the nine months ended November 30, 2001 as compared to a net loss of $2,627,307 for the same period last year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2000.

           Net revenue for the three months ended November 30, 2001 was $39,032 compared to net revenue of $115,502. The decrease in revenue resulted primarily from a reduction in sales from Team Sports as sales ended August 1, 2001 and Music Art as sales ended November 30, 2001.

           Cost of sales for the three months ended November 30, 2001 increased by $127,810 from the three months ended November 30, 2000. This increase was mainly attributable to the write down of inventory of $ 160,000 mostly attributable to the Austin Powers line. The Company is re-negotiating its license with New Line Cinema as it pertains to the Austin Powers property. Due to the uncertainty of this situation the Company decided to write down the inventory related to the Austin Powers product line. Cost of sales as a percentage of revenues increased to 434% for the three months ended November 30, 2001 as compared to 36% for the same period last year. This increase was mainly attributable to the charge of $160,000 to cost of sales related to the Austin Powers inventory.

           Selling, general and administrative expenses for the three months ended November 30, 2001 increased to $1,140,899 from $552,379 for the same period the previous year. In anticipation of the Company's on going negotiations with its licensors the Company took a $508,000 charge for the three months ended November 30, 2001. For the three months ended November 30, 2001 and November 30, 2000 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of $234,200 and $123,203 respectively. Staffing decreased to seven full time employees and one-part time consultant for marketing and licensing for the three months ended November 30, 2001 as compared to thirteen full-time and two part time employees for the same period of the previous year. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the three months ended November 30, 2001, the Company incurred charges relating to the costs of producing the samples as well as the related package design of $0 versus charges of $25,175 for the same period the previous year. Also included in the selling, general and administrative expenses were those of the two acquisitions completed during 2001. The Music Art and Team Sport acquisitions contributed $7,157 and $0, respectively, of the selling, general and administrative expenses during the three months ended November 30, 2001. Due to the cessation of operations of these two acquisitions, as of November 30, 2001, all goodwill related to Music Art and Team Sports was reclassified as discontinued operations.


           The Company incurred interest expense of $57,819 for the three months ended November 30, 2001 as compared to $69,928 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $0 and $59,000 of interest expense respectively for the three months ended November 30, 2001 and 2000, respectively.

           As a result of the above, the Company had a net loss of $1,336,891 for the three months ended November 30, 2001 as compared to a net loss of $635,516 for the same period last year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

           Since the Company's inception, it has experienced significant operating and net losses that it has been able to fund by obtaining private capital. The Company, therefore, cannot predict if and when it will generate income from operations and if it will be able to raise sufficient capital necessary to fund future operations. As of November 30, 2001, the Company had an accumulated deficit of $16,265,591. This deficit arose from operating losses and not any particular transaction or transactions. The Company has not generated sufficient revenues to meet its operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

           As of November 30, 2001, the Company had a working capital deficiency of $4,171,934. The working capital deficit as of November 30, 2001 is a direct result of the unprofitable operations for the nine months ended November 30, 2001 that resulted in cash used in operating activities of $723,666. The Company had an ending cash balance of $641 at November 30, 2001.

           During the nine months ended November 30, 2001, the Company purchased computer and telephone equipment for $23,214. The Company does not foresee any significant capital expenditures needed in the next twelve months.

           The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the nine months ended November 30, 2001, the Company received the following capital infusions: $212,528 from issuance of common stock and exercise of stock options and $591,950 from other borrowings. Additionally, during this period the Company received notices requesting conversion from the holders of demand notes and convertible debentures of $83,500. These instruments were convertible into 156,390 shares of common stock. During the nine months ended November 30, 2001, the Company made payments of $46,977.

           An event of default has occurred regarding various convertibles secured debenture in that the Company did not have an effective registration statement within 150 days of the debenture sale. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture. Subsequent to November 30, 2001, the convertible secured debenture holders converted $65,285 of this debt into 71,812,500 shares of the Company's common stock and issued another $550,000 in convertible secured debentures to the Company.

           Subsequent to November 30, 2001 the Company filed an S-8 registration with the Securities and Exchange Commission for 182,500,000 shares (pre-split basis).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           Subsequent to November 30, 2001 the Company filed a schedule 14 with the Securities and Exchange Commission to increase it's authorize shares to 700,000,000 from 350,000,000.

           Subsequent to November 30, 2001 the Company filed a schedule 14 with the Securities and Exchange Commission to affect a 1 to 70 reverse stock split. The effective dated for the split was July 8, 2002. The Company believes that the reverse stock split will make it easier for the Company to raise equity capital in the future

           As of November 30, 2001, the Company had $896,081 in outstanding notes and loans payable, $96,800 in convertible subordinated debentures and $387,500 in outstanding convertible secured debentures. As of November 30, 2001, the Company had $2,677,930 in accounts payable and accrued expenses, $642,128 in accrued payroll and related taxes (These liabilities are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. The Company is currently making payments on its current federal payroll tax obligations and has agreed to a payment plan for these prior obligations, and $356,250 in accrued interest and royalties. In anticipation of the Company's on going negotiations with its licensors the Company accrued an additional $511,000 charge for royalties.

           The Company has been able to operate based on deferring vendor and employee payments, deferring interest and debt repayments and obtaining additional borrowings and proceeds from equity. However, there is no guarantee that the Company will continue to be successful with respect to these actions. Furthermore, there can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operating expenses.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

           During the Company's fiscal quarter ended November 30, 2001 the Company issued 80,000 shares of common stock for proceeds of $ 56,000.

           Also during the quarter the company issued 292,857 shares to 5 individuals. The shares have an aggregate fair market value of $ 205,000 based on the market price on the dates of issuance. The company accounted for these based on a discounted value of $ 164,000 due to the shares being restricted stock. A total of 287,142 shares were issued to offices of the Company.

           Also during the quarter the Company converted $ 23,800 of notes into 51,857 shares of common stock. The shares have an aggregate fair market value of $ 36,300.

           The Company relied upon the exemption provided in Section 4(2) of the Securities Act of 1933 in connection with above-referenced transactions. The Company relied on Section 4(2) with respect to these transactions as no public solicitation was employed, the shares bore restrictive legends, and the acquirers of the shares had access to the information which would be contained in the Registration Statement and had sufficient sophistication so as not to require the protection afforded by the Registration under the Securities Act. Each of the purchasers of the Company's securities was given the opportunity to ask question of and received answers from Company management. No commission or other remuneration was paid or given in connection with the offer and sale of the securities.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

           The Company is in default on the following convertible debentures that the Company has issued, $400,000 May 3, 2000, $75,000 June 3, 2002, $145,000 November 26, 2002, $25,000 December 15, 2002, $25,000 December 31,
2002,  $30,000  January 17, 2003 and $ 25,000  February 20, 2003. As a result of this default, the Company is obligated to pay interest and certain other amounts. The Company does not have the capital resources to pay the amounts required. The Company's financial advisor has informed the Company that the debenture holders do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The debentures are secured substantially by all of the Company's assets.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5     OTHER INFORMATION

           Subsequent to November 30, 2001, On August 1, 2002, Jeffrey Andrews, the Company's Chief Financial Officer, and a director, resigned as an employee, officer and director to pursue other interests.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS.

                31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

           (b) REPORTS ON FORM 8-K.

                     None.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                COLLECTIBLE CONCEPTS GROUP, INC.

Date:  July 20, 2004                              By: /s/ PAUL S. LIPSCHUTZ
                                                     ----------------------
                                                  Paul S. Lipschutz
                                                  Chief Executive Officer

Date:  July 20, 2004                              By: /s/ PAUL S. LIPSCHUTZ
                                                     ----------------------
                                                  Paul S. Lipschutz
                                                  Principal Financial Officer