Form 10KSB
period 2002-02-28
COLLECTIBLE CONCEPTS GROUP INC
filed 2004-07-20
CIK 1106946

U.S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED FEBRUARY 28, 2002

                                    000-30703
                             Commission File Number

                        COLLECTIBLE CONCEPTS GROUP, INC.

                 (Name of small business issuer in its charter)


              Delaware                                   95-4026880
              --------                                  ------------
     State or other jurisdiction                        IRS Employer
          of incorporation                            Identification No.


          1600 Lower State Road, Doylestown, PA 18901, (215) 491-1075 (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The registrant's revenues from continuing operations for the year ended February 28, 2002 were $407,106.

As of June 30, 2004, the aggregate market value of the common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $950,082

As of June 30, 2004, the registrant had 478,972,190 shares of common stock, par value $.001 per share, outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                  BUSINESS DEVELOPMENT & HISTORICAL PERSPECTIVE

      Collectible Concepts Group, Inc. was originally formed on March 1, 1986 as "Amour Corporation". We changed our name to "Bard Sports Corp." in September 1988, and changed our name again on February 28, 1993 to "USA Sports Corp". We most recently changed our name to "Collectible Concepts Group, Inc." on April 27, 1999. We are incorporated under the laws of the State of Delaware.

      Our roots are in the production and distribution of collectible items principally related to various sports. Following what management perceived to be a change in consumer trends from high end sports collectibles to more commodity types of sports items such as trading cards, we modified our business direction and refocused our efforts on the emerging consumer interest in entertainment related collectibles. This redirection to the entertainment markets required a significant development effort on our part, particularly in terms of the procurement of new licenses and marketing privileges necessary to produce and distribute collectibles in this new marketing area. Beginning in 1999 and continuing for periods subsequent to February 28, 2002, we proceeded to obtain licenses from New Line Cinema for its Austin Powers (terminated September 9,
2002) and Lord of The Rings (terminated September 9, 2002) movies, from Marvel for its X-Men, Spiderman and Hulk movies as well as well as licenses to produce products related to the Terminator 1, 2 and 3 movie series. Expanding on our plan to provide entertainment related goods; we also purchased licenses from Marvel for its comic book characters and additional licenses for the Three Stooges and Chicken Soup for the Soul (terminated December 2002). With our acceptance by the entertainment community as a provider of high quality collectibles, we proceeded to secure more licenses including Planet of the Apes, Farscape, Stan Lee Media, Vern Troyer and Titan Motorcycle Company. Items covered by these licenses included hanging wall scrolls produced in a silk-like fabric, collector pins, sculpted items and items shown in the film such as dog tags, rings and replicas of jet airplanes. While we were successful in presenting the Company to the entertainment marketplace as a viable licensee, we made significant investments in the cost of these licenses both in terms of the down payments and, importantly, the guaranteed royalties stipulated under the license agreements. Additional investment both in dollars and human resources was also required to develop the authorized products. These expenditures taxed our financial resources placing serious limitations on our ability to deliver products in a timely fashion, a crucial requirement when consumer demand is driven by scheduled events such as movie releases. This proved to be a major factor in the decline in our revenues for the current fiscal year and in fiscal periods subsequent to February 28, 2002.

      Music Art: On June 5, 2000, we acquired Music Art Corporation in consideration of 1,000,000 shares of our common stock. Through the transaction, Music Art became a wholly owned subsidiary of ours. We acquired certain databases and the inventory of Music Art's music and entertainment memorabilia. The value of the inventory was $36,056 and computer equipment was $1,368, which represented the majority of the physical assets acquired. The purchase price for Music Art was negotiated between the president of Music Art and our president. Music Art's business consisted of the marketing and sale of reproductions of signed lithographs of the Rolling Stones and photos of Bruce Springsteen signed by well known rock photographer, Phil Cecola, a famous rock-and-roll group photographer. The tangible assets acquired primarily consisted of Rolling Stones signed lithographs and photos of Bruce Springsteen signed by Phil Cecola. We did not acquire any new distribution channels through the transaction. We did acquire a database owned by Music Art, consisting of several thousand named persons who had purchased Music Art products in the past along with individuals and businesses that previously had been contacted by Music Art with a view to distribution of its products. The license relating to the Rolling Stones covers the marketing and sale of 16 signed in-plate lithographs based on their album covers and tour art. A royalty of twenty five percent (25%) was required to be paid based on net sales of these lithographs with a fixed minimum for framed and unframed pieces. The license agreement under which these products are being sold expired September 30, 1999 with subsequent sales being sold pursuant to an unwritten extension under the same terms and conditions as the license agreement. One of the major assets of Music Art was its license with the Rolling Stones who were expected to extend Music Art's license in anticipation of going on tour. When the Rolling Stones decided not to go on tour until 2002, we anticipated obtaining other licenses for Music Art during fiscal 2002, however, these did not materialize. We believe the license associated with this acquisition has expired and determined that the cost to renew is not justified by the potential short-term revenue stream. As of February 28, 2002, all goodwill related to Music Art has been reclassified to discontinued operations.

      In July/August, 2000, our subsidiary, Team Sports Specialties, Inc. acquired the assets of Rooter Rattle, Ltd. Part of the consideration for that acquisition was shares of our common stock. In connection with the acquisition, we agreed with Rooter Rattle that if certain conditions with respect to our stock issued to Rooter Rattle were not met on or before the first anniversary of closing, we would either pay Rooter Rattle an amount of $545,000 or transfer to Rooter Rattle, free and clear of all liens and encumbrances, the stock of Team Sports. The conditions with respect to our common stock were not met, and therefore under the agreement, we were required to pay to Rooter Rattle $545,000 or deliver the stock of Team Sports free and clear of all encumbrances. In addition, we have not paid the $30,000 principal outstanding on a Promissory
Note issued to Rooter Rattle in connection with the acquisition, and the Note is in default. August of 2002, we received notice from the partners of Rooter Rattle, LP declaring our wholly-owned subsidiary, Team Sports Specialty Corporation in default under certain terms of the August 3, 2000 Purchase and Sale Agreement between Team Sports and Rooter Rattle, LP. The partners of Rooter Rattle, LP and we have verbally agreed to have all assets of Team Sports, less certain liabilities to the extent that the liabilities would exceed the assets given back to Rooter Rattle, LP by $150,000, would revert back to Rooter Rattle, LP as provided for in the event of default as defined in the agreement. We have not recognized any revenue from Team Sport Specialties Corporation since August 1, 2001. As of February 28, 2002, all goodwill related to Rooter Rattle, LP has been reclassified to discontinued operations.

                              CURRENT PRODUCT LINES

      Following the migration to entertainment related licenses, our product line is currently comprised of items principally related to movie releases and other figures including comic book characters. Revenues for the current year were derived principally from the sale of X-Men products, Austin Powers' products, Lord of the Rings products and items from Music Art's Rolling Stones collection. These included wall scrolls depicting images from Austin Powers and X-Men printed on silk-like fabrics, Wolverine letter openers, dog tags and rings from X-Men, the Austin Powers Bag of Shhhh and jet plane model replicas from both X-Men and Austin Powers' movies.

                              DISTRIBUTION CHANNELS

      We sell our collectible and high-end novelty products through retailers, distributors, department stores and catalogers. Historically, we have placed our products in over 4,500 retail locations including Spencer Gifts, Claire's Boutique, Musicland, Tower Records, Halloween and costume shops, and a growing list of retailers. We entered the Internet E-commerce world with our websites:
Austin Powers Collector's Club.com, Mini-V.com, collectbaseball.com, X-menclub.com, MarvelFanclub.com and Terminator website. Revenues from these web sights proved to be insufficient to cover the costs of maintaining them and we decided to eliminate our proprietary websites in favor of selling our products through established Internet sites such as Amazon.com, BigE.com, Newline.com, Toysrus.com, iQVC.com, Moletown.com, Musicland.com, Boscos.com, Anotheruniverse.com, Galacticquest.com, and Nightflightcomics.com.

                       SUBSEQUENT EVENTS AND DEVELOPMENTS

      August 2003, we reevaluated our business strategy viewing it in the light of our declining performance in producing products in time for movie releases and the resulting loss of potential revenue, profits and operating income. It was determined that we did not have sufficient capital or human resources to assume the full responsibility for all aspects of the business and, in particular, the high cost of product development, manufacturing and inventory. Furthermore, any financing we were successful in obtaining was utilized in maintaining basic operations and conducting the necessary accounting and other functions required to bring our filings up to date and back into compliance with SEC regulations. Therefore, we proceeded to restructure the business in an effort to leverage our strengths and move the responsibility for those elements that we deemed unable to manage in a cost effective or efficient way, to third parties. This strategy was more than simply outsourcing various operating functions although we did outsource several administrative components including internal accounting, fulfillment and warehousing. The new business configuration was designed to go beyond traditional outsourcing maneuvers and was intended to eliminate our role as primary party in the development and manufacturing of products and allow us to focus our activity on those things that we believe we are best equipped to execute; obtaining important licenses, product conception and design, and marketing and distribution.

                                NEW OPPORTUNITIES

      We have proceeded to actively seek entities with products whose marketability would be enhanced by the application of images, logos and other identifying symbols available through licenses we had or could obtain. An important part of this strategy was to seek products that had a more "mainstream" appeal than the pure novelties and collectibles we have historically marketed but still be driven by the "brand" appeal our licenses would provide. These parameters led us to seek product partners whose goods addressed three important areas; the children's market, college market and the professional sports market. These sectors represented new market opportunities for us; the college and children's segments are renewable markets, producing a fresh group of consumers every year; licensed goods sales are extremely prevalent in children's marketing circles and typically not limited to single products; the college marketplace extends beyond that of the current student bodies and includes the alumni populations as well; the collegiate and professional sports markets are well known as popular areas for the distribution of various promotional items bearing team and sponsor company logos and slogans. Our long history and experience in the sports markets provide additional benefits to this endeavor. During the periods of fiscal 2003 and 2004, we entered into several relationships consistent with our new business strategy.

      LogoLite: In February of 2003 we formed a Joint Venture called LogoLite with Jade Accessories, Inc. located in Pennsylvania. The products are mobile telephone batteries bearing various licensed images or logos. Under the terms of the joint venture agreement, Jade Accessories is responsible for providing the batteries, which are replacement batteries for most popular brands of mobile telephones. These are specially configured batteries containing a series of lights that can be arranged in prescribed designs, colors and flashing sequences. The battery case is laser cut with logos or images authorized under licenses we have or are obtaining. The laser cut images are translucent and when a call is received or initiated, the lights on the battery begin flashing and appear vividly through the translucent image on the battery case. We are responsible for obtaining the necessary licenses, design of the images and the marketing of the products. Jade Accessories is responsible for the provision of the finished products in accordance with the specifications supplied by us. The LogoLite battery products are targeted primarily at the collegiate and professional sports markets.

      Mighty Volt: On November 8, 2003, we modified a previous joint venture agreement dated March of 2003 with Pivotal Self Service Technologies, Inc. and entered into a Royalty and Services Agreement with Pivotec, a Division of Pivotal Self Service Technologies, Inc. Through its parent company, Pivotec imports a variety of flashlight and battery products from abroad. Under the terms of the new agreement, we will assist Pivotec in obtaining licenses and managing other aspects of the business of selling licensed flashlight and battery products. Any licenses obtained in this manner will be titled to Pivotec and we will receive a 1% royalty on net sales of any flashlight and/or battery products containing images available either from licenses we have or assisted in obtaining for Pivotec. Additionally, we may sell these licensed products through our own distribution channels and will receive a sales commission based on a formula of several variables that is expected to produce an average commission of 15% of the sale price.

      {212} Media LLC: On December 29, 2003, we and {212} Media LLC executed a Manufacturing and Distribution Agreement for the purpose of facilitating the manufacturing and distribution of an audio book series comprised of a collection of Arthur stories, a popular children's book character by author Marc Brown. In conjunction with {212} Media, we will be responsible for the design, manufacture, promotion and distribution of the audio books. Each of the children's stories will be read and recorded by a celebrity figure giving added marketing appeal. Several celebrities have been enlisted to participate in this program and we expect that others will be added. All costs associated with the production of the audio books will be borne by {212} Media. We will receive a 20% markup over manufacturing cost from {212} Media plus a distribution fee ranging from 8% to 15% of wholesale prices. Additionally, an override fee of 3% of wholesale price will be paid to us.

      Fanbana: On December 3, 2003, we secured an Alliance and Co-Marketing Agreement with CLP Group LLC under which we and CLP will market the Banaworld product line featuring the Fanbana which is a self-retracting, rollout banner manufactured using a plastic material that has a "memory" for its original shape. We believe that the Fanbana is an excellent product for sale into the collegiate and professional sports markets as well as to political organizations and corporations. Inexpensive, compact and versatile, the Fanbana may be used to deliver promotional messages in a novel and entertaining way. We plan to market the Fanbana to companies promoting their products through college and professional sports teams and to the major political parties and believe that these markets could produce significant Fanbana sales.

                               MARKETING STRATEGY

      We create and market unique collectible products for the entertainment and sports markets. We are not a manufacturer, but rather source our products from a wide range of manufacturing partners throughout the world. We market our products primarily through various distributors and independent sales organizations that collectively cover all of North America. We utilize outside sales representatives to sell to the toy, gift, electronic, auto, novelty, Halloween costume, food and drug chains and distributors. We also market our merchandise directly to consumers online through established websites such as Amazon.com and others. Our independent representatives also sell to mass merchandisers such as Target, Wal-Mart and K-Mart as well as smaller chains and independently owned stores. The independent sales representatives take orders from customers for our products. We introduced a "Time Stock Rotation Program" for retail store clients. The "Time Stock Rotation Program" is based upon the "Plan -O-Gram" practice whereby the major retail chains control their inventory and keep products on the shelf through this inventory management technique. By using this method when a sale is recorded at the checkout the system immediately registers the sale in the inventory control program and replacement product is ordered automatically to insure full stock at all times. We have taken this concept and made it accessible to smaller chains and independent retailers. "Time Stock Rotation Program" monitors the inventory of these retail chains and makes new products available to them through a rotation process where older items are replaced with higher selling items. We plan to expand our product line to include more entertainment-based collectibles and novelty products. We also plan to develop and market more sports-related products and intensify our efforts to market our existing sports collectibles product line.

      We do not believe we can clearly define the cash needs to stabilize and expand our business. We continue to investigate various merger and acquisition opportunities and routinely examine license opportunities. Accordingly, there may be significant variation in the range of dollars needed if any of these potential business arrangements come to fruition. In general, the fixed cost of a license, or minimum royalty, can range from $10,000 to $50,000, plus royalties earned over the minimum, and would normally cover a two or three-year period. While we have refocused our business model to ameliorate traditional product development and production costs, actual costs will vary depending upon the nature and type of the product to be developed and the expected revenue stream to the licensor. Our pre-production activity includes prototype and sample package and display artwork and models, all of which may go through several iterations as both we and the licensor review the samples. Historically, pre-production costs also included tooling costs, which were capitalized, and the other pre-production costs that were expensed. In the past, these pre-production costs have ranged from $5,000 to $100,000.

      As of February 28, 2002, we had accounts payable and accrued expenses of approximately $2,719,652 and over $1,150,000 in loans coming due within the next 12 months. We do not currently have sufficient financial resources to meet these obligations and will depend on new outside financing to satisfy our pending obligations. We also lack adequate financial resources to purchase inventory and meet all of the financial commitments necessary to enter into new product ventures, and will depend on new outside financing to further these efforts. There can be no assurance that we will be able to obtain additional adequate outside financing to purchase inventory, meet our current obligations or continue to expand our operations. We would not be able to continue at our current staffing and expense levels for more than thirty days without additional cash from cash sales or the collection of accounts receivable.

      Further, our success in marketing products based upon motion pictures is largely dependent upon the box office success of the films. Thus, there can be no assurance that any licensing rights that we may obtain will prove profitable.

                                   COMPETITION

      We believe that direct competition for obtaining licenses in our primary business line, reproductions and collectibles based on movie props, is not a factor. Generally, we believe we will receive licenses in most of the cases where we seek them. However, most of these licenses will be non-exclusive. We are not aware of any exclusive relationships between retailers and collectible product distributors, and therefore, we and all other competitors are free to compete for the shelf space and other resources of retailers. However, large nationally known distributors of toys and other products may have more bargaining power to demand shelf space. Generally, we do not believe that there are high barriers to entry in the collectibles market, except for the high-end limited editions market where individual products tend to have retail purchases of $130 to $495. Even though these licenses are non-exclusive, we have not experienced direct competition in the form of other companies licensing and producing the same collectibles. We experience our most significant competition in obtaining shelf space in retail outlets for our products, however, under the new business configuration that channels our efforts and talents through partnerships and strategic relationships with other entities with existing products, the impact of competition is greatly softened and actually reduced to the level of competing for the strategic relationship rather than competing for the end-user consumer. Here, the strength of our licenses and/or product positions (as in the case of our exclusive marketing rights for the Fanbana), serve to neutralize competition and afford us a clearer path to market.

                                  MANUFACTURERS

      We do not manufacture our own products, but rely on outside manufacturers. Several of these outside manufacturers are located overseas and we believe that there are sufficient numbers of manufacturers that we will not have to rely upon any single source and will be able to obtain alternative manufacturing facilities if chosen manufacturers do not perform. We generally enter into exclusive manufacturing agreements with our manufacturers for a single product, but may use various manufacturers for all of the products in a series. The main raw materials used by our manufacturers are plastics, pewter, resins and packaging material. We do not believe that there is any significant risk of shortages in these raw materials, nor is fluctuation in the price of these raw materials likely to have an adverse impact on our costs or profit margins. All of our manufacturing agreements are U.S. dollar denominated, so we generally do not face exchange rate risks. Subsequent to February 28, 2002, we further ameliorated any potential risks associated with raw materials or the manufacture of products in general, by modifying our strategic business plan and deploying our efforts through partnerships and/or strategic relationships with entities that have products whose marketability may be enhanced by the addition of images or logos made possible by licenses we have or may obtain.

                              INTELLECTUAL PROPERTY

      We have several key licenses on which the continued success of our business is dependent. These include the license with New Line for collectibles related to the Austin Powers films and the licenses for planned new products including the license with Marvel Characters for collectibles related to the X-Men film, the licenses with Canal + DA and Creative Licensing for products related to the Terminator films.

EMPLOYEES

      As of February 28, 2002 we had five full time employees, of which two are management, two are marketing and one shipping and delivery. In addition, we had one part time employee and three independent consultants. We consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

      Our executive and principal administrative offices are located at 1600 Lower State Road, Doylestown, Pennsylvania 18901, where we currently occupy approximately 2,600 square feet of office space pursuant to a lease entered into with Hartsville Real Estate. The term of the lease is three years, expiring in September 2004. The monthly rental payments under the lease are $1,840. We believe that our leased property is sufficient for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS.

      From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

      We are required to pay a royalty of ten percent (10%) on sales of the products licensed from Chicken Soup for the Soul Enterprises, with a minimum royalty of $50,000. We paid $15,000 at the time of signing the license with $10,000 due upon the first shipment of product. Efforts to terminate the license agreement were unsuccessful and CSSE has threatened litigation to recover the minimum royalty fee. To date, we have not received either a summons or complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      In July 2002 we voted to increase the number of authorized shares from 350,000,000 to 700,000,000 at the same time, we also voted to have a one for seventy reverse stock split.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                            MARKET FOR COMMON EQUITY

      Our common stock trades on the Pink Sheets under the symbol "CCGI."

      For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                    Low($)    High($)

2002
Fourth Quarter (1)                  0.01      0.01

(1) Our stock first started trading on the Pink Sheets on December 11, 2001. Prior to December 11, 2001, our common stock traded on the Over-the-Counter Bulletin Board. High and low bid prices for the time when our stock traded on the Over-the-Counter Bulletin Board could not be found.

      As of June 30, 2004, management believes there to be approximately 940 holders of record of our common stock. To date, we have not paid any dividends on our common stock. We do not currently intend to pay dividends in the future.

                     RECENT SALES OF UNREGISTERED SECURITIES

      The shares described below represent certain equity securities of Collectible Concepts Group sold by Collectible Concepts Group during the period covered by this report that were not registered under the Securities Act, all of which were issued by Collectible Concepts Group pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions. In each case, the securities were sold to accredited investors, as determined by an investor questionnaire executed in conjunction with the respective subscription agreements.

      May 7, 2002 we filed a schedule 14 with the Securities and Exchange Commission to affect a 1 to 70 reverse stock split. The split went into effect July 8, 2002. All shares shown in the tables below are reflective of reverse stock split.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH
                         SHARES OF
PURCHASER               COMMON STOCK      PRICE PAID      DATE ISSUED
-------------------------------------------------------------------------
Julia Patricia Rust          7,142          $ 5,000         04/12/01
Roger & Linda Smith          2,142            1,500         04/12/01
Robert Yastrzemski          28,571           20,000         06/29/01
Debra Lawson                14,285           10,000         06/29/01
Rolf Wolfrom                14,285           10,000         06/29/01
Timothy Toward              14,285           10,000         06/29/01
John Zagorski               28,571           20,000         09/26/01
Thomas Lotito                7,142            5,000         09/26/01
Robert Cameron              14,285           10,000         09/26/01
Robert Yastrzemski           8,571            6,000         09/26/01
Debra Lawson                14,285           10,000         09/26/01
Shirley Drewen                 714              500         12/05/01
Claire Signs                 1,428            1,000         12/05/01

SALES OF DEBT FOR CASH

         None.

OPTION GRANTS

         None.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

                         SHARES OF
 NAME                   COMMON STOCK       VALUE OF SERVICES    DATE ISSUED
---------------------------------------------------------------------------
Edward L. Carduner           1,428               $2,200           04/06/01
Kenneth Volstad              4,217                7,381           04/15/01
Edward L. Carduner           4,285                6,600           05/10/01
Jim Onufrak                  3,571                5,500           05/10/01
Kanakaris Wireless          57,142               88,000           05/18/01
Robert Kramen               13,142               23,000           05/29/01
Steven Newton               20,857               36,500           05/29/01
Paul Lipschutz             142,857              250,000           05/29/01
James Mustoe                 8,571               14,400           06/01/01
Ray Maiwurm                 14,285               23,000           06/04/01
Kenneth Volstad              4,285                6,900           06/04/01
Ray Maiwurm                 14,285               24,000           06/20/01
Kenneth Volstad              5,714                9,600           06/20/01
Lacy Smith                     357                  550           06/21/01
Ray Maiwurm                    714                1,100           06/21/01
Robert Kramen                7,142               12,500           06/27/01
Paul Lipschutz                 714                1,250           06/27/01
Jeffrey Andrews                714                1,250           06/27/01
Ray Maiwurm                    714                  850           08/13/01
Ray Maiwurm                    714                  850           08/13/01
Ray Maiwurm                    714                  550           09/26/01
Steven Cotlar                1,428                1,100           09/26/01
Joseph Mannino               3,571                2,750           09/26/01
Jeffrey Andrews                357                  550           09/26/01
Paul Lipschutz                 357                  550           09/26/01
Paul Lipschutz             285,714              220,000           09/26/01
Jeffrey Andrews             14,285                6,000           12/05/01
Jeffrey Andrews                357                  300           12/05/01
Paul Lipschutz                 357                  300           12/05/01
Jay Lipschutz                4,285                1,800           12/05/01
Joe Vitelli                  7,142                3,000           12/05/01
Richard Weaver               4,285                1,800           12/05/01
Paul Lipschutz              71,428               30,000           12/05/01
Marilyn Lonker               7,142                3,000           12/05/01
Robert Fitzgerald            1,071                  450           12/05/01
Robert Kogen                14,285                6,000           12/05/01
Richard Epstein            250,000               87,500           01/14/02
Richard Epstein            392,857              110,000           01/16/02
Ray Maiwurm                514,285              144,000           01/16/02
James Keeney               642,857              180,000           01/16/02
Robert Kramen              114,285               32,000           01/16/02
Jonathan Shoolman           28,571                8,000           01/16/02
Robert Kogen                14,285                4,000           01/16/02
Martin Rhodes              142,857               40,000           01/16/02
James Mustoe                71,428               20,000           01/16/02
Marshall Braunschweig       14,285                4,000           01/16/02
Christine Mittman          100,000               28,000           01/16/02
Mark Beloyan                57,142               16,000           01/16/02
Daniel Goldberg             14,285                4,000           01/16/02
Edward Patton               14,285                4,000           01/16/02
Peter Brown                 14,285                4,000           01/16/02
Joseph Simone                7,142                2,000           01/16/02
Patricia Meding             71,428               20,000           01/16/02
Joseph Vitelli              71,428               20,000           01/16/02
Thomas Conrad               57,142               16,000           01/16/02
William Hoffman             14,285                4,000           01/16/02
Joseph LaRocco             109,890                7,692           01/16/02

ISSUANCES OF STOCK FOR CONVERSION OF DEBT

(EXCLUDING INTEREST AND GAIN OR LOSS ON CONVERSION OF DEBT)

                        SHARES OF COMMON
NAME                          STOCK          MARKET VALUE OF DEBT   DATE ISSUED
--------------------------------------------------------------------------------
Stuart Abramson               14,857               $10,000             04/06/01
Robert Kramen                  8,571                 6,000             05/29/01
Dennis Rankin                  3,200                 5,000             05/29/01
James Mustoe                  47,500                25,000             06/01/01
R. Stevens                    16,118                10,000             08/13/01
AJW Partners                  15,178                 5,313             09/26/01
New Millenium Capital         15,178                 5,313             09/26/01
Partners, LLC
Equilibrium Equity, LLC        5,357                 1,875             09/26/01
L. Gollon                     16,142                10,000             09/26/01
James Keeney                  14,285                10,000             12/05/01

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

      o     discuss our future expectations;
      o contain projections of our future results of operations or of our financial condition; and
      o     state other "forward-looking" information.

      We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

GENERAL

      We earn revenues from distributing high-end and novelty products principally related to the entertainment and sports industries. These products are sold through retailers, distributors, department stores, the Internet and catalogs.

      During the twelve months ended February 28, 2002, we signed a license agreement with C3 Entertainment to make, market and produce scrolls, pins and desktop collectibles for The Three Stooges(R). On January 9, 2004, we amended our license agreement with C3. The amendment had the effect of extending the license from January 1, 2004 through December 31, 2005. Additionally, the advance royalty payment of $5,000 was made payable in ten monthly installments of $500 each beginning January 15, 2004. The total guaranteed royalty under the amendment was $10,000. All other aspects of the original agreement remained in full force and effect.

      During the twelve months ended February 28, 2002, we also signed a license with Marvel Entertainment to be the official website for Marvel's super heroes fan club. On July 21, 2003, Marvel Entertainment and we mutually agreed to terminate The Marvel Fan Club license. There will be no residual liability due Marvel Entertainment regarding this license.

      During the twelve months ended February 28, 2002, we started shipping product related to the Lord Of The Rings license with New Line Cinema. On September 9, 2002, we were served with an Order of Permanent Injunction by New Line Cinema enjoining us from distributing any goods or services relating to "Austin Powers" or the "Lord of the Rings". Sales of Austin Power products were insufficient to pay the minimum royalty at the contractual royalty rates although a payment of $35,000 was made in November 2001 and was applied to the Austin Powers minimum royalty requirement. Shortly after the injunction, New Line Cinema initiated litigation against us for license infringement seeking $5 million in damages. We and New Line Cinema have since reached a settlement agreement resolving the litigation. Under the agreement, the terms of the settlement are strictly confidential however, we believe that the settlement will not have a material adverse effect on us.

      In December of 2000 we signed a licensing agreement to distribute, "Tattle Tail". The royalty rate for this license is 7% of sales. A minimum royalty amount of $85,000 is payable by November 30, 2003 , the expiration date of the license. This amount is still outstanding as of the date of this report.

      In December 2003, we and Marvel Entertainment mutually agreed to extend the term of our X-Men and Marvel Character licenses for an additional six months. Marvel Entertainment also agreed to extend the June 30, 2002 minimum payment date for the Marvel Character license to December 31, 2002.

      On November 11, 2002, we executed a license agreement for the "Terminator
- 3 Rise of the Machines" movie. This license is effective through December 31, 2004 and has a minimum royalty payment of $50,000 payable in several installments. A 12% royalty is payable on all sales under this license.

      On December 29, 2003, we and {212} Media LLC executed a Manufacturing and Distribution Agreement for the purpose of facilitating the manufacturing and distribution of an audio book series comprised of a collection of Arthur stories, a popular children's book character by author Marc Brown. In conjunction with {212} Media, we will be responsible for the design, manufacture, promotion and distribution of the audio books. The recorded stories are to be read by a group of selected celebrities. All costs associated with the production of the audio books will be borne by {212} Media. We will receive a 20% markup over manufacturing cost from {212} Media plus a distribution fee ranging from 8% to 15% of wholesale prices. Additionally, an override fee of 3% of wholesale price will be paid to us.

      In May of 2002, we started MovieFanMall.com, our direct-to-consumer retail website. MovieFanMall targets millions of movie fans worldwide. The site offers collectible items from such blockbuster movies as Spiderman, Lord of the Rings and Austin Powers. In addition to our proprietary products, we plan to add products from other licensed manufacturers, many of whom have little or no Internet presence. We will also sell space in our virtual mall to manufacturers, producing additional revenue opportunities. MovieFanMall.com marks our first entrance into the high-margin, online retail sector. Through the creative use of search engines and innovative e-mail advertising programs, MovieFanMall.com will address mass markets on a worldwide scale at a fraction of the cost of traditional retail outlets. The site is designed to build distinct, new revenue streams and achieve margins of 60-70%, contributing to our growth objectives.

      In August of 2003, we re-evaluated our business model. We believe that licenses have evolved into more time sensitive and sale spiking properties. We are not renewing or continuing licenses that do not fit our new business model. Our new business model will be focused on more evergreen properties and those with a bigger window of opportunity. We believe that with the new genre of films being so heavily oriented to characters of comic books and fantasies that we will pursue licenses mostly in that category and to supplement them with new trend properties as they appear. Furthermore, we recognized the need to have products that addressed the mainstream consumer market where market size and repeat sales opportunities could give us a means to stabilize and grow our revenues. To avoid the time, expense and risks associated with in-house new product development, we sought out entities with mainstream consumer products whose marketability could be enhanced by the addition of our licenses.

      With our subsequent shift in focus to entertainment and movie related licenses, we decided not to further pursue the Chicken Soup business opportunity presented in the license agreement executed on May 1, 2000 with Chicken Soup for the Soul Enterprises, with a term ending on December 31, 2002. We planned to offer and sell a line of products derived from Chicken Soup brand, including silver-like paperweights, paper clip holders, and costume and fine jewelry along with other items under the terms of the agreement. We are required to pay a royalty of ten percent (10%) on sales of the products licensed from Chicken Soup for the Soul Enterprises, with a minimum royalty of $50,000. We paid $15,000 at the time of signing the license with $10,000 due upon the first shipment of product. Efforts to terminate the license agreement were unsuccessful and Chicken Soup for the Soul Enterprises has threatened litigation to recover the minimum royalty fee.

      In February of 2003, we entered into a LogoLite Joint Venture Agreement with Jade Accessories, Inc. located in Pennsylvania. Under the terms of the agreement, Jade Accessories will be providing replacement batteries for most popular brands of mobile telephones. These are specially configured batteries containing a series of lights that can be arranged in prescribed designs, colors and flashing sequences. The battery case is laser cut with logos or images authorized under licenses we have or are obtaining. The laser cut images are translucent and when a call is received or initiated, the lights on the battery begin flashing and appear vividly through the translucent image on the battery case. We are responsible for obtaining the necessary licenses, design of the images and the marketing of the products. Jade Accessories is responsible for the provision of the finished products in accordance with the specifications supplied by us. We are targeting the sports and college markets as primary for the LogoLite battery products.

      In March of 2003, we entered into a Joint Venture Agreement with Pivotal Self-Service Technologies, Inc. a Canadian company to produce and market flashlight and battery products utilizing Pivotal's offshore manufacturing resources and our licensing and marketing capabilities. In connection with this joint venture, we modified its pending license agreement for Terminator 3 to include flashlights and batteries along with scrolls, pins and other desktop collectibles. Upon signing of this agreement Pivotal paid us $9,000 which was used as the initial payment against the $50,000 guaranteed royalty for the Terminator 3 license. On November 8 2003, the Joint Venture Agreement was dissolved and a new Royalty and Services Agreement were entered into with Pivotec, a Division of Pivotal Self Service Technologies, Inc. Under the terms of the new agreement, we sold the Mighty Volt trade name and all intellectual property rights developed by us in the previous joint venture with Pivotal Self Service Technologies, Inc. in exchange for 500,000 restricted shares of Pivotal Self Service Technologies, Inc. common stock. We will assist Pivotec in obtaining licenses and managing other aspects of the business of selling licensed flashlight and battery products. Any licenses obtained in this manner will be titled to Pivotec. This agreement provides a 1% royalty to us on net sales of any flashlight and/or battery products containing images available either from licenses we have or assisted in obtaining for Pivotec. Additionally, we may sell these licensed products and will receive a sales commission based on a formula of several variables that is expected to produce an average commission of 15% of the sale price. The agreement also contains a provision in which Pivotec paid us $16,000 for services we performed in obtaining licenses; this money was paid as part the outstanding royalty guarantee in the Terminator 3 license agreement. We renegotiated the total advance on the guarantee amount to $25,000 from the original amount of $50,000. Under the agreement, we will retain ownership of the T-3 license.

      In March 2002, in line with the current economic environment, we have followed suit of many other companies by outsourcing more of our internal operational functions to third parties thereby reducing the fixed overhead burden. We entered into an agreement with Maxim Logistics, a full service fulfillment center located in Reading, Pennsylvania. Under the agreement, Maxim will provide billing, product fulfillment, and warehouse services. Additionally, we and Maxim have executed an agreement for Maxim to produce satin scrolls utilizing Maxim's newly implemented large-format digital printing capabilities which are ideally suited for production of our scroll product line. Maxim's new technology now allows the production of samples in a wide variety and in short lead times giving our selling agents the opportunity to present new products to prospects in a more timely and cost effective manner than had been possible previously. The Maxim process produces a high quality image that meets or surpasses what we have historically been able to obtain.

      We have also outsourced our internal accounting functions. Stein, Feldman and Sampson, LLC, has been retained to provide our general accounting and bookkeeping requirements. This engagement is intended to improve our efficiency in reporting and strengthen fiscal controls.

      During the twelve months ended February 28, 2002, we determined that the license associated with the Music Art Corp. acquisition had expired and we concluded that the potential short-term revenue stream does not justify the prepaid license fee needed to renew. Accordingly, all goodwill related to Music Art has been reclassified as discontinued operations.

      Sales for the twelve months ended February 28, 2002 were comprised primarily of products from Lord Of The Rings, Austin Powers Marvel Fan Club, X-Men and Marvel comic hero characters. The Lord of the Rings and Austin Powers licenses were terminated in September 2002, and this significantly impacted sales because we were unable to extend these licenses. Additional miscellaneous revenue was generated from Internet sales through e-bay. As we make the transition into entertainment related product sales from the more traditional sports related products we have historically offered, the timely availability of product samples has become a critical element in the ability to successfully obtain orders from distributors and especially retailers who prepare product sales plans (plan-o-gram) at least six months in advance. Consumer demand for these entertainment products is most often driven directly by the initial movie release and followed later by the video release. After successfully obtaining movie related licenses, chronic cash constraints and manufacturing lead times and volume requirements have seriously inhibited our ability to provide these samples either in a timely manner or in a sufficient variety or quantity to satisfy the needs of the sales force. Consequently, we have missed the window of opportunity afforded us by certain of our licenses. We are constantly seeking to remedy this serious problem by raising additional working capital and, most importantly, by seeking new sourcing for our principal products that can produce samples in a timely and cost effective way to support the sales efforts. As mentioned earlier, in June of 2003, we did locate such a source in our outsourcing vendor Maxim Logistics. Maxim acquired a large-format digital printing system that has the capability of producing a wide variety of products printed on various fabrics. Our principal product in the entertainment field is its Satin Scroll line. Maxim can produce scroll samples in any combination and in any quantities desired by us in a matter of days as opposed to the months required by previous suppliers of scrolls. Additionally, because the scrolls are produced by advanced digital technology, they are of higher quality than previously available to us. We expect that the Maxim sourcing will have a positive effect on future sales of scrolls and similar products.

      Cost of sales for the twelve months ended February 28, 2002 were comprised of costs associated with the sale of the products related to the Austin Powers, Lord of the Rings and X-Men movies, Team Sports Products, Music Art products as well as sales from sports memorabilia. (In light of the termination of the Lord of the Rings and Austin Powers licenses, on going cost of sales was reduced commensurately with sales). These products are contract manufactured for us by both domestic and foreign companies to specifications developed by us and approved by the various licensors. Even though we do not feel this places us at risk for filling future orders on a timely basis, we have developed relationships with alternate suppliers for most of our products. Several of our manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs we would incur if the product was first shipped to our location. We also feel we are not at risk for any currency fluctuations in our dealing with our foreign manufacturers since all orders are based on U.S. dollars and we do not have any long term purchase commitments.

      Selling, general and administrative expense consists of payroll and related fringe benefits, royalties, commissions paid to manufacturers sales representatives, advertising, rent, depreciation and other related fixed overhead expenses. Also included in this category are the expenses related to the replication of movie props to ready them for mass production by the contract manufacturers, as well as the non-cash costs related to services satisfied by the issuance of our stock. The services provided were in direct support of our operations. As we grow through acquisitions and the sales of current product, we anticipate we will have to rely less on the issuance of stock for services due to increased cash flows as well as capital. The benefits to us from these stock transactions are to reduce the use of cash, which allow us to devote the maximum amount of resources to expanding the business. For accounting purposes, we valued these services at the fair market value of the services rendered or the fair market value of the stock at time of issuance whichever was more readily determinable. We capitalize the tooling costs of movie props. Only the tooling costs of a product to be made and sold have been capitalized and no other development costs are capitalized. We capitalized no tooling costs for the twelve months ended February 28, 2002, but capitalized tooling cost of $13,780 during the twelve months ended February 28, 2001. All other pre-production costs are expensed. Other pre-production costs include prototypes and samples of packaging, displays and products. All expensed pre-production costs, and the amortization of capitalized tooling costs, are included within selling, general and administrative expenses.

      The amount and timing of the revenue generated from the sales of movie related products is not possible to accurately predict because of the length of time it may take the project to be commercially successful, if at all. As a result, our revenues and net income may fluctuate significantly between comparable periods. Additionally, since our inception, we have experienced significant operating and net losses that we have been able to fund by obtaining private capital. Therefore, we cannot predict if and when we will generate income from operations and if we will be able to raise sufficient capital necessary to fund future operations.

      As of the fiscal year ended February 28, 2002, we had an accumulated deficit of $17,153,843. This deficit arose from operating losses and not any particular transaction or transactions. We have not generated sufficient revenues to meet our operating expenses. As a result, there is substantial doubt about our ability to continue as a going concern.

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

      Accounts Receivable: We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. During the 2002 year, we had an allowance for bad debts of $48,807. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

      Realizability of Inventory Values: We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. During the 2002 year, we recorded a write-down to inventory of $143,732 to adjust certain lines for obsolete inventory.

      Goodwill and other Long-lived Assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment.

      Our impairment review is based on comparing the fair value to the carrying value of the assets with goodwill. The fair value of the asset is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenue and costs for those assets.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which was required to be adopted for fiscal year 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of, goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also requires the Company to complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. SFAS No. 142 requires completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss. The second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Upon the initial adoption, any impairment loss identified will be presented as a change in accounting principle, net of applicable income tax benefit, and recorded as of the beginning of that year. Subsequent to the initial adoption, any impairment loss recognized would be recorded as a charge to income from operations. We will apply SFAS No. 142 for the goodwill of other intangibles beginning March 1, 2002.

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

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will apply SFAS No. 144 for the accounting for the impairment or disposal of long-lived assets beginning March 1, 2002.

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

      In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets.

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

TWELVE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 28, 2001.

      Net revenue for the twelve months ended February 28, 2002 was $407,106 and primarily consisted of sales of X-Men products, sales from the Marvel fan club, sales of Lord of the Ring products, sales of Austin Powers products, and sales of plate-signed lithographs from Rolling Stones album covers and tour art and sales from the Team Sports product lines. Sales for Team Sports ended August 1, 2001. Net revenue for the twelve months ended February 28, 2001 was $754,613 and primarily consisted of sales of X-Men products, sales of plate-signed lithographs from Rolling Stones album covers and tour art and sales from the Team Sports product lines.

      Cost of sales for the twelve months ended February 28, 2002 decreased by $23,654 from the twelve months ended February 28, 2001. This decrease was mainly attributable to the decrease in volume of sales for the X-Men products, of plate-signed lithographs from Rolling Stones album covers and tour art products and sales related to the Team Sports products. This decrease was offset by a charge to cost of sales of $143,732 for the write down of inventory mostly attributable to the Austin Powers product line. Due to the termination of this license, we decided to write down the inventory related to the Austin Powers product line. Cost of sales as a percentage of revenues increased to 107.9% for the twelve months ended February 28, 2002 as compared to 61.3% for the same period last year. This increase was mainly attributable to the charge of $143,732 to cost of sales related to the write down of inventory.

      Selling, general and administrative expenses for the twelve months ended February 28, 2002 decreased to $2,272,135 from $3,876,382 for the same period the previous year. For the twelve months ended February 28, 2002 and February 28, 2001 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $1,548,773 and $1,218,470, respectively. Staffing decreased to five full-time employees and one-part time consultant for marketing and licensing for the twelve months ended February 28, 2002 as compared to thirteen full-time and two part-time employees for the same period of the previous year. As previously mentioned, we incur charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the twelve months ended February 28, 2002, we incurred charges relating to the costs of producing the samples as well as the related package design of approximately $12,902 versus charges of approximately $31,430 for the same period the previous year. Also included in the selling, general and administrative expenses were those of the two acquisitions completed during 2001. As previously mentioned, all goodwill related to the Music Art and Rooter Rattle, LP acquisitions has been reclassified to discontinued operations.

      We incurred interest expense of $103,891 for the twelve months ended February 28, 2002 as compared to $498,988 for the same period the previous year due to decreased borrowings and the beneficial conversion calculation related to the application of the Emerging Issues Task Force Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $0 and $179,033 of interest expense respectively for the twelve months ended February 28, 2002 and 2001, respectively.

      As a result of the above, we had a net loss of $3,837,951 for the twelve months ended February 28, 2002 as compared to a net loss of $5,122,606 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

      As of February 28, 2002, we had a working capital deficiency of approximately $4,014,273. The working capital deficit as of February 28, 2002 is a direct result of the unprofitable operations for the twelve months ended February 28, 2002 that resulted in cash used in operating activities of approximately $510,393. We had an ending cash balance of $139 at February 28, 2002. As such, we will have to raise additional capital within the next twelve months.

      During the twelve months ended February 28, 2002, we purchased computer and telephone equipment for $15,202. We do not foresee any significant capital expenditures needed in the next twelve months.

      We have financed our losses through private sales of equity and debt securities and the issuance of stock for services. During the twelve months ended February 28, 2002, we received the following capital infusions: $109,000 from issuance of common stock and exercise of stock options and $606,273 from other borrowings. Additionally, during this period, we received notices requesting conversion from the holders of demand notes and convertible debentures of $188,391. These instruments were convertible into 156,390 shares of common stock. During the twelve months ended February 28, 2002, we made payments of $189,761 towards notes and loans payable.

      As of February 28, 2002, we had $877,845 in outstanding notes and loans payable (of which $ 87,247 is to related parties), $96,800 in convertible subordinated debentures and $387,500 in outstanding convertible secured debentures. As of February 28, 2002, we had $1,253,345 in accounts payable and $1,110,057 in accrued expenses, accrued payroll and related taxes (These liabilities are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. We are currently making payments on our current federal payroll tax obligations and we have agreed to a payment plan for these prior obligations), and $356,250 in accrued royalties. We have been able to operate based on deferring vendor and employee payments, deferring interest and debt repayments and obtaining additional borrowings and proceeds from equity. However, there is no guarantee that we will continue to be successful with respect to these actions. Furthermore, there can be no assurances that we will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund our operating expenses.

      Our independent auditors have issued a going concern paragraph in their opinion on our consolidated financial statements that states there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional convertible debt, equity capital and access capital through debt and equity funding as well as market and sell our various products.

      An event of default has occurred regarding the $400,000 convertible secured debenture in that we did not have an effective registration statement within 150 days of the debenture sale. As a result of this default, we are obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. We do not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed us that they do not intend to take any action at this time due to the default. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture. Subsequent to February 28, 2002, the convertible secured debenture holders converted $65,285 of this debt into 71,812,500 shares of our common stock

      On May 28, 2002, we issued a $75,000 in convertible debentures. The debentures have a 12% coupon and mature July 28, 2002. Conversions to common stock are at a 75% discount from the lowest bid price over the 30 days preceding conversion.

      Subsequent to February 28, 2002 we issued a $550,000 in convertible debentures. The debentures have a 15% coupon and matures one year from date of issuance. Conversions to common stock are at the lesser of $ .01 or 75% discount from the average of the lowest bid prices over the 3 days during the 20 days preceding conversion.

      Subsequent to February 28, 2002, at various times we have sold shares of common stock to current shareholders, we have received $68,000 from the issuance of these shares. We have also raised $123,867 of cash financing through the issuance of debt.

      May 7, 2002, we filed an S-8 registration with the Securities and Exchange Commission for 182,500,000 shares (pre-split basis).

      May 7, 2002, we filed a schedule 14 with the Securities and Exchange Commission to increase our authorized shares to 700,000,000 from 350,000,000.

      May 7, 2002 we filed a schedule 14 with the Securities and Exchange Commission to affect a 1 to 70 reverse stock split. The split went into effect July 8, 2002. We believe that the reverse stock split will make it easier for us to raise equity capital in the future.

      In December of 2003, we and an employee entered into a five-year Employment Agreement under which the employee would receive a weekly salary of $500. Additionally, 20,000,000 stock options are to be granted at exercise prices ranging from $.001 to $.004. The options have a ten-year term. An additional 3,200,000 shares of our common stock are to be issued to a special fund. Compensation afforded to the employee under the agreement will also satisfy any and all our indebtedness to the employee and related parties. The amount of this debt is estimated to be $219,530.

      In November of 2002, we successfully negotiated a long-term payment plan with the IRS to retire our outstanding payroll tax obligations. The plan was executed in December 2002 and calls for escalating monthly payments to be made over a period of 18 months. After an initial down payment of $25,800 in December 2002, we have agreed to a payment schedule of $5,750 for the first six month, $13,000 for the next six months and $25,000 for the final six months. We made the agreed payments in a timely fashion through the first six months and are currently behind schedule on the balance. We are negotiating with the IRS to recast the plan in accordance with our ability to make timely payments.

ITEM 7. FINANCIAL STATEMENTS.

                        COLLECTIBLE CONCEPTS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

                        COLLECTIBLE CONCEPTS GROUP, INC.
                                AND SUBSIDIARIES

                                    CONTENTS


PAGE            1         INDEPENDENT AUDITORS' REPORT

PAGE            2         REPORT OF INDEPENDENT REGISTERED PUBLIC
                          ACCOUNTING FIRM

PAGE            3         CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 2002

PAGE            4         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
                          ENDED FEBRUARY 28, 2002 AND 2001

PAGES         5 - 6       CONSOLIDATED  STATEMENTS OF  SHAREHOLDERS'  DEFICIENCY
                          FOR THE YEARS ENDED FEBRUARY 28, 2002 AND 2001

PAGE            7         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
                          ENDED FEBRUARY 28, 2002 AND 2001

PAGES         8 - 24      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                          FEBRUARY 28, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  Collectible Concepts Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Collectible Concepts Group, Inc. and Subsidiaries (the "Company"), as of February 28, 2002 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Collectible Concepts Group, Inc. and Subsidiaries as of February 28, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's working capital deficiency of $4,014,273, shareholders' deficiency of $3,963,132, net loss of $3,837,951 and net cash used in operations of $510,393 raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
June 17, 2003, except for Note 14 as to which the date is March 16, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF COLLECTIBLE CONCEPTS GROUP, INC.:

We have audited the accompanying consolidated statements of operations, shareholders' deficiency and cash flows of Collectible Concepts Group, Inc. and Subsidiaries for the year ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Collectible Concepts Group, Inc. and Subsidiaries for the year ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the February 28, 2001 consolidated financial statements, the Company, as of February 28, 2001, had a shareholders' deficiency of $1,985,345 and a working capital deficit of $2,539,057. Also, the Company has experienced significant operating losses and is in default with respect to certain provisions of their secured and subordinated debentures. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, are also described in Note 2 to the February 28, 2001 consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WithumSmith+Brown, P.C.
Princeton, New Jersey
September 12, 2001

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF FEBRUARY 28, 2002

                                     ASSETS

CURRENT ASSETS
 Cash                                                        $        139
 Accounts receivable, net                                          41,820
 Inventories                                                       10,565
                                                             ------------
     Total Current Assets                                          52,524
                                                             ------------

PROPERTY AND EQUIPMENT, NET                                        61,641
                                                             ------------

OTHER ASSETS
 Trademarks                                                         1,300
 Security deposits                                                  3,200
                                                             ------------
     Total Other Assets                                             4,500
                                                             ------------

TOTAL ASSETS                                                 $    118,665
                                                             ============

        LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Convertible secured debentures, net                         $    387,500
 Notes and loans payable, current portion                         775,598
 Loans payable - related parties                                   87,247
 Convertible subordinated debentures                               96,800
 Accounts payable                                               1,253,345
 Accrued expenses                                               1,110,057
 Accrued royalties                                                356,250
                                                             ------------
     Total Current Liabilities                                  4,066,797

Notes and loans payable, long-term portion                         15,000
                                                             ------------

TOTAL LIABILITIES                                               4,081,797
                                                             ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
 Common stock, $.001 par value, 700,000,000 shares
  authorized, 7,392,614 shares issued and outstanding               7,392
 Common stock, $.001 par value, 49,624 shares to be issued             50
 Additional paid-in capital                                    13,183,269
 Accumulated deficit                                          (17,153,843)
                                                             ------------
     Total Shareholders' Deficiency                            (3,963,132)
                                                             ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY               $    118,665
                                                             ============

          See accompanying notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED FEBRUARY 28, 2002 AND 2001

                                                   2002          2001
                                               -----------    -----------

SALES                                          $   407,106    $   524,213

COST OF SALES                                      439,138        472,088
                                               -----------    -----------

GROSS (LOSS) PROFIT                                (32,032)        52,125
                                               -----------    -----------

OPERATING EXPENSES
 Selling, general and administrative             2,227,598      3,567,830
                                               -----------    -----------
       Total Operating Expenses                  2,227,598      3,567,830
                                               -----------    -----------

LOSS FROM OPERATIONS                            (2,259,630)    (3,515,705)
                                               -----------    -----------

OTHER EXPENSE
 Interest expense                                 (103,891)      (498,988)
 Loss on settlement of debt and interest           (83,858)            --
                                               -----------    -----------
       Total Other Expense                        (187,749)      (498,988)
                                               -----------    -----------

LOSS BEFORE TAX PROVISION                       (2,447,379)    (4,014,693)
INCOME TAX PROVISION                                    --             --
                                               -----------    -----------
LOSS FROM CONTINUING OPERATIONS                 (2,447,379)    (4,014,693)
LOSS FROM DISCONTINUED OPERATIONS               (1,390,572)    (1,107,913)
                                               -----------    -----------

NET LOSS                                       $(3,837,951)   $(5,122,606)
                                               ===========    ===========

BASIC AND DILUTED LOSS PER SHARE
 Loss per share from continuing operations     $     (0.53)   $     (1.26)
 Loss per share from discontinued operations         (0.31)         (0.35)
                                               -----------    -----------

       Basic and Diluted Loss Per Share        $     (0.84)   $     (1.61)
                                               ===========    ===========

WEIGHTED AVERAGE SHARES USED IN
 NET LOSS CALCULATIONS - BASIC AND DILUTED       4,595,557      3,187,969
                                               ===========    ===========

          See accompanying notes to consolidated financial statements.


                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED FEBRUARY 28, 2002 AND 2001

                                                    Common Stock      Additional      Deferred
                            Common Stock            To be issued       Paid-In      Compensation      Accumulated
                         Shares       Amount      Shares     Amount    Capital         Expense          Deficit           Total
                        ---------    --------    --------   --------  ----------    --------------    -----------      -----------
Balance,
February 29, 2000        2,324,335     2,324         --        --   $  7,408,376    $    (69,300)   $ (8,193,286)   $   (851,886)


Common stock
issued for cash            691,331       691         --        --      1,239,664              --              --       1,240,355


Common stock issued
for services rendered      497,307       497         --        --      1,217,973              --              --       1,218,470


Common stock
issued for
acquisition of business     66,833        67         --        --        850,558              --              --         850,625

Conversation of
convertible debentures,
notes and loans
payable to common stock     83,559        84         --        --        108,930              --              --         109,014


Exercise of stock
options for cash            50,000        50         --        --         34,950              --              --          35,000

Issuance of stock options
for services rendered           --        --         --        --         61,350              --              --          61,350

Note payable issued as
consideration for
waiver of anti-dilution
provision                       --        --         --        --        (40,000)             --              --         (40,000)


Warrants issued for
debt discount
on secured Debenture            --        --         --        --        280,000              --              --         280,000


Beneficial conversion
of notes payable                --        --         --        --        114,033              --              --         114,033

Beneficial conversion
of secured debenture            --        --         --        --         65,000              --              --          65,000

Amortization of
deferred compensation           --        --         --        --             --          55,300              --          55,300

Net loss, 2001                  --        --         --        --             --              --      (5,122,606)     (5,122,606)
                         ---------  --------   --------   -------   ------------    ------------    ------------    ------------

Balance,
February 28, 2001        3,713,365     3,713         --        --     11,340,834         (14,000)    (13,315,892)     (1,985,345)

Common stock
issued for cash            155,714       156         --        --        108,844              --              --         109,000

Common stock
issued for
services rendered        3,440,965     3,441         --        --      1,545,332              --              --       1,548,773

Common stock
to be issued
$.001 per share                 --        --     49,624        50            (50)             --              --


          See accompanying notes to consolidated financial statements.


                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED FEBRUARY 28, 2002 AND 2001


                                                    Common Stock      Additional      Deferred
                            Common Stock            To be issued       Paid-In      Compensation      Accumulated
                         Shares       Amount      Shares     Amount    Capital         Expense          Deficit           Total
                        ---------    --------    --------   --------  ----------    --------------    -----------      -----------

Conversion of notes
 and loans payable,
 convertible
 subordinated
 debentures,
 convertible secured
 debentures, and
 related interest
 to common stock           156,390       156         --        --        188,235              --              --         188,391

Amortization of
 deferred compensation          --        --         --        --             --          14,000              --          14,000

Decrease due to fractional
 shares as a result
 of 1 for 70
 reverse stock split       (73,820)      (74)        --        --             74              --              --              --

Net loss, 2002                  --        --         --        --             --              --      (3,837,951)     (3,837,951)
                          --------  --------   --------  --------       --------        --------       ---------       ---------

BALANCE,
 FEBRUARY 28, 2002       7,392,614  $  7,392     49,624  $     50    $13,183,269        $      -   $ (17,153,843) $  (3,963,132)
                         =========  =======      ======  ========    ===========        ========   =============  ==============


          See accompanying notes to consolidated financial statements.


                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED FEBRUARY 28, 2002 AND 2001

                                                                                   2002          2001
                                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $(3,837,951)   $(5,122,606)
Loss from discontinued operations                                                1,390,572      1,107,913
                                                                               -----------    -----------
Loss from continuing operations                                                 (2,447,379)    (4,014,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                        25,984         22,567
Amortization of debt discount and interest                                          47,351        233,333
Amortization of deferred debt expense                                                   --         43,330
Amortization of deferred compensation                                               14,000         55,300
Provision for doubtful accounts                                                     15,301         42,135
Write-down of inventory                                                            143,732        122,870
Common stock issued for services rendered                                        1,548,773      1,218,470
Loss on settlement of debt and interest                                             83,858             --
Interest expense related to beneficial conversion of debt                               --        179,033
Expense related to issuance of options                                                  --         61,350
Changes in operating assets and liabilities, net of discontinued operations:
Accounts receivable                                                                (15,526)        33,413
Inventories                                                                        220,502       (265,355)
Prepaid royalties                                                                   98,051        (59,135)
Prepaid expenses and other                                                           8,970             --
Other assets                                                                        (3,200)            --
Accounts payable and accrued expenses                                              423,604        868,567
Accrued royalties                                                                  218,456         (3,493)
                                                                               -----------    -----------
Net Cash Provided By (Used In) Continuing Operations                               382,477     (1,462,308)
Net Cash Used In Discontinued Operations                                          (892,870)      (178,356)
                                                                               -----------    -----------
Net Cash Used In Operating Activities                                             (510,393)    (1,640,664)
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                 (15,202)       (49,657)
Purchases of businesses, net of cash acquired of $1,426                                 --       (388,574)
                                                                               -----------    -----------
Net Cash Used In Investing Activities                                              (15,202)      (438,231)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings, net of financing fees of $0 and $52,000, respectively                       --        660,193
Proceeds from issuance of capital stock and exercise of stock options, net         109,000      1,275,355
Repayment of notes and loans payable                                                (2,588)      (103,922)
Proceeds from notes and loans payable                                              399,679             --
Repayment of notes payable - related parties                                      (187,173)            --
Proceeds from notes payable - related parties                                      206,594             --
                                                                               -----------    -----------
Net Cash Provided by Financing Activities                                          525,512      1,831,626
                                                                               -----------    -----------

NET DECREASE IN CASH                                                                   (83)      (247,269)

CASH - BEGINNING OF YEAR                                                               222        247,491
                                                                               -----------    -----------

CASH - END OF YEAR                                                             $       139    $       222
                                                                               ===========    ===========


          See accompanying notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002


NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A) DESCRIPTION OF BUSINESS

      Collectible Concepts Group, Inc. and its subsidiaries (the "Company") distribute high-end and novelty products related to both the entertainment and sports industries. The Company sells its products through retailers, distributors, department stores, the Internet and catalogers.

      (B) PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and the Company's two wholly owned subsidiaries, Team Sports Specialties Corporation and Music Art Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company has discontinued  operations of the Company's two wholly owned
      subsidiaries,   Team  Sports   Specialties   Corporation   and  Music  Art
      Corporation (See Note 3).

      (C) USE OF ESTIMATES

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

      (D) REVENUE RECOGNITION

      Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price has been determined and collectability is reasonably assured. The Company records an allowance for estimated returns, as required.

      (E) CASH

      Cash consists of cash held on deposit. The Company maintains cash balances at financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution.

      (F) ACCOUNTS RECEIVABLE

      The Company's trade accounts are unsecured with an allowance for uncollectible accounts provided for those amounts whose collectability is uncertain. The allowance for doubtful accounts was $48,807 as of February 28, 2002.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

      (G) PROPERTY AND EQUIPMENT

      Property and equipment consists principally of office and computer equipment and is recorded at cost less accumulated depreciation. Upon sale or retirement, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resultant gain or loss, if any, is included in the statement of operations. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets, principally five to seven years.

      (H) INVENTORIES

      Merchandise inventories are valued at lower of cost or market on the first in, first out (FIFO) method. The Company recorded a write-down expense for obsolete merchandise, as deemed necessary, of $143,732 and $122,870 for the years ended February 28, 2002 and 2001, respectively.

      (I) GOODWILL

      Goodwill represented the excess of the cost over the fair value of the net tangible and identifiable intangible assets acquired (See Note 3).

      (J) LONG-LIVED ASSETS

      The Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to be Disposed of." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

      (K) EARNINGS (LOSS) PER SHARE

      The Company follows Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share". Basic and fully diluted earnings
      (loss) per share amounts are computed based on net income (loss) and divided by the weighted average number of shares actually outstanding. The assumed conversion of convertible debt into 213,877 common shares in 2002 and 198,572 common shares in 2001 and the exercise of outstanding options and warrants to purchase 165,723 common shares in 2002 and 454,186 common shares in 2001 were not included in the computation of diluted earnings
      (loss) per share in both 2002 and 2001 because the assumed conversion and exercise would be anit-dilutive due to the net losses incurred in all periods.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

      (L) ADVERTISING EXPENSE

      The Company participates in various advertising programs. All costs related to advertising are expensed in the period incurred. Advertising expense amounted to approximately $30,000 and $125,000 for the fiscal years ended February 28, 2002 and 2001, respectively.

      (M) FAIR VALUE OF FINANCIAL INSTRUMENTS

      Carrying amounts of financial instruments held by the Company, which includes cash, accounts receivable, accounts payable and accrued expenses, convertible secured debentures, notes and loans payable and convertible subordinated debentures approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value of long-term debt approximates its fair value.

      (N) INCOME TAXES

      Deferred taxes are accounted for in accordance with SFAS No. 109 "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for the difference between the tax basis of an asset or liability and its reported amount in the financial statements using enacted tax rates that are expected to be in effect for the year in which the differences are expected to reverse. Deferred income taxes arise principally from differences between financial and income tax reporting, including amounts recorded for inventory, the allowance for doubtful accounts, accrued expenses, the availability of net operating loss carryforwards and certain other temporary differences. Deferred income tax assets are reduced by a valuation allowance when, based on the weight of evidence available, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the requirement for a valuation allowance is an estimate, which is reasonably possible to change in the near term.

      (O) RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which was required to be adopted for fiscal year 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of, goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also requires the Company to complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. SFAS No. 142 requires completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss. The second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

      step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Upon the initial adoption, any impairment loss identified will be presented as a change in accounting principle, net of applicable income tax benefit, and recorded as of the beginning of that year. Subsequent to the initial adoption, any impairment loss recognized would be recorded as a charge to income from operations. The Company will apply SFAS No. 142 for the accounting for goodwill and other intangible assets beginning March 1, 2002.

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

      In  August  2001,  the FASB  issued  SFAS  No.  144,  "Accounting  for the
      Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will apply SFAS No. 144 for the accounting for the impairment or disposal of long-lived assets beginning March 1, 2002.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

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

      In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

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

      Management does not expect the adoption of these pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

NOTE 2   GOING CONCERN

      The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of February 28, 2002, the Company had a working capital deficiency of $4,014,273, shareholders' deficiency of $3,963,132, net loss of $3,847,474 and net cash used in operations of $510,393. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. To generate additional revenues and the working capital needed to continue and expand operations, the Company has committed to a plan for reducing expenses, increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operating expenses.

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

NOTE 3   ACQUISITIONS AND DISCONTINUED OPERATIONS

      On June 5, 2000, the Company acquired 100% of the outstanding common shares of Music Art Corporation ("Music Art") for 14,929 shares of Company common stock. Music Art is primarily engaged in the business of creating, marketing and distributing limited edition lithographs derived from artwork used on music albums and other music collectibles. The acquisition was accounted for as a purchase. The shares of common stock issued to acquire Music Art were valued at $305,000, based upon the Company's guarantee of the fair market price of the Company's common stock one year from the issuance date. The assets acquired consisted primarily of current assets, minimal fixed assets and no other identifiable intangible assets other than goodwill. The excess of acquisition cost over the fair value of net assets was approximately $377,000. As of February 28, 2002, all related goodwill to Music Art has been reclassified to discontinued operations.

      On August 2, 2000, a wholly owned subsidiary of the Company, Team Sport Specialties Corporation, purchased certain assets and liabilities of Rooter Rattle, L.P. in exchange for $965,000 of consideration, payable as $390,000 in cash, a $30,000 note payable and 51,904 shares of common stock issued at a value of $545,000. The acquisition was accounted for as a purchase. The assets acquired consisted primarily of current assets, minimal fixed assets and no other identifiable intangible assets other than goodwill. The excess of acquisition cost over the fair value of net assets was approximately $1,050,000. As of February 28, 2002, all related goodwill associated with Rooter Rattle, L.P. has been reclassified to discontinued operations. The Company also entered into an employment agreement with a former officer of Rooter Rattle, L.P. as part of this transaction. The 51,900 shares of common stock issued to acquire Rooter Rattle were valued at $545,000, based upon the trading price of the Company's common stock on the acquisition date, which was $10.50 per share.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

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

      The Company has discontinued the operations of Music Art and Team Sports during the year ended February 28, 2002. The Company did not incur a gain or loss on the disposal of these subsidiaries since the Company unilaterally ceased operations of these subsidiaries and the assets and liabilities reverted back to the original owners as per the terms of the original acquisition agreements. The assets were comprised of accounts receivables, inventory, fixed assets and goodwill. The liabilities were comprised of accounts payable and accrued expenses. A loss of $1,390,572 and $1,107,913 was incurred from the discontinued operations of these subsidiaries for years ended February 28, 2002 and 2001.

NOTE 4   PROPERTY AND EQUIPMENT

      As of February 28, 2002, property and
       equipment consisted of the following:

      Computer and office equipment                              $    126,179
      Depreciation and amortization                                   (64,538)
                                                                   ----------

      Property and equipment, net                                $     61,641
                                                                   ==========

      Depreciation and amortization expense amounted to $25,981 and $22,567 for the years ended
       February 28, 2002 and 2001, respectively.

NOTE 5   ACCRUED EXPENSES

      As of February 28, 2002, accrued
       expenses consist of the following:

      Accrued interest, of which $76,533 is due to related party $    231,355
      Accrued payroll                                                 503,894
      Other miscellaneous accrued expenses                            374,808
                                                                   ----------

      Accrued Expenses                                           $  1,110,057
                                                                   ==========

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

NOTE 6   CONVERTIBLE SECURED DEBENTURES

      In May 2000, the Company issued $400,000 of secured convertible debentures to a group of investors. These debentures matured in April 2001, are secured by substantially all of the Company's assets and bear interest at 10% per annum, payable quarterly; the debentures are convertible into common stock at any time at the holder's option at the lesser of $2.80 (adjusted for 1 for 70 split) per share or 50% of market value (the debt discount of $65,000 assigned to this beneficial conversion feature was recorded as additional paid-in capital and the debt discount was amortized as interest expense in the quarter ended May 31, 2000 because the debentures are convertible at any time at holder's option); the debentures also have warrants to purchase 57,143 shares of common stock at 110% of the market value on the closing date - the warrants have a five-year life and are exercisable immediately (using an option pricing model, the warrants were valued at $280,000 using the following assumptions: no expected payment of dividends, expected lives of warrants of three years, a risk free rate of 6.5% and a volatility of 75%). The $280,000 was recorded as additional paid-in capital and the debt discount was amortized to interest expense over the term of the related debentures. As of February 28, 2002, the debt discount had been fully amortized with the Company recognizing interest expense of $46,667 and $233,333 during the years ended February 28, 2002 and 2001, respectively. During the year ended February 28, 2002, the Company converted convertible secured debentures in the amount of $12,500 into 35,714 common shares based upon stated conversion prices or negotiated conversion prices. Due to these conversions, the Company incurred a loss of $15,000 as the negotiated converted price was less than the fair market value of the Company's common stock on the date of the conversion (See Note 15). The debenture holders also have certain rights in the event the Company files a registration statement. The Company was not able to complete an effective registration statement within 150 days of the debenture sale. As a result, the Company is in default of the debenture agreement. As of the date of this report, these debentures are still unpaid in total and in default.

NOTE 7   NOTES AND LOANS PAYABLE

      As of February 28, 2002, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures on February 28, 2006. The balance of the notes and loans payable are in default and remain unpaid in total as of the date of this report. During the year ended February 28, 2002, the Company converted notes and loans payable in the amount of $36,000 into 51,429 common shares based upon stated conversion prices or negotiated conversion prices. The Company also converted approximately $16,000 in accrued interest into 11,786 common shares based upon stated conversion prices or negotiated conversion prices. Due to these conversions, the Company incurred a loss of $49,350, as the negotiated converted price was less than the fair market value of the Company's common stock on the date of the conversion (See Note 15). In connection with the issuance of certain notes payable during the fiscal year ended February 28, 2001, the Company recorded additional interest expense of $189,033 relating to beneficial conversion features.

      The Company has loans payable of approximately $87,000, which is included in loans payable - related parties in the accompanying consolidated balance sheet, due to the Company's president and his wife as of February 28, 2002. During the years ended February 28, 2002 and 2001, the Company recorded interest expense of approximately $5,000 each year relating to loans from its president and his wife. Approximately $77,000 in accrued interest was payable relating to these loans as of February 28, 2002, which is recorded in accrued expenses in the accompanying consolidated balance sheet.

      As of February 28, 2001, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans payable bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures February 28, 2006. During the year ended February 28, 2001, the Company converted notes and loans payable in the amount of $109,014 into 83,559 common shares based upon stated conversion prices or negotiated conversion prices.

NOTE 8   CONVERTIBLE SUBORDINATED DEBENTURES

      The Company has outstanding $96,800 of convertible subordinated debentures as of February 28, 2002. The debentures bear interest at rates ranging from 10% to 12% per annum and matured at various times through August 2001. During the year ended February 28, 2002, the Company converted convertible subordinated debentures in the amount of $40,000 into 57,461 common shares based upon stated conversion prices or negotiated conversion prices. Due to these conversions, the Company incurred a loss of $19,508 as the negotiated converted price was less than the fair market value of the Company's common stock on the date of the conversion. The debentures are in default and remain unpaid in total as of the date of this report. Each $1,000 unit is convertible at any time at the holder's option, into between 143 and 1,429 shares of Company common stock for an aggregate of 55,714 common shares. In connection with the issuance of the convertible subordinated debentures, the Company recorded additional interest expense of $114,033 for the year ended February 28, 2001 relating to beneficial conversion features.

NOTE 9   COMMON STOCK

      In July 2002, the Company effected a 1 for 70 reverse stock split. As a result of the reverse stock split, all capital stock shares and amounts and per share data have been retroactively restated for all periods presented.

      During the fiscal year ended February 28, 2002, the Company received $109,000 from the issuance of 155,714 shares of common stock through private placements to various investors.

      During the fiscal year ended February 28, 2002, the Company converted approximately $104,533 of notes and loans payable and related accrued interest into 156,390 shares of common stock based upon negotiated conversion prices with the debtors and therefore incurred a loss of $83,858 as the negotiated conversion price was less than the fair market value of the Company's common stock on the date of the conversion.

      In  December  2001,  the  Company   increased  its  authorized  shares  to
      700,000,000 from 350,000,000.

      In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution of 1.603%. The Company has not issued the respective shares of 49,624 for the year ended February 28, 2002, respectively, to the third party. These shares are recorded as common stock to be issued with a corresponding decrease to additional paid in capital.

      During the year ended February 28, 2001, the Company converted notes and loans payable in the amount of $109,014 into 83,559 common shares based upon stated conversion prices or negotiated conversion prices.

      From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $1,548,773 and $1,218,470 for the years ended February 28, 2002 and 2001, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whichever was more readily evident. The number of shares of common stock issued for services performed in 2002 and 2001 was 3,440,965 and 497,307, respectively.

      During the fiscal year ended February 28, 2001, the Company received $1,275,355 in the aggregate from the issuance of 691,331 shares of common stock through private placements to various investors and the issuance of 50,000 shares related to the exercise of stock options at $.70 per share.

NOTE 10  STOCK OPTIONS

      In 1995, the Company issued its president and shareholder the option to purchase 7,143 shares of common stock any time before December 1, 2005 for $7.00 per share. In January 2000, the Company issued an additional 142,857 options to the president and shareholder, which are immediately exercisable, at an exercise price of $.70 per share with an expiration date of January 2004. 50,000 of these options have been exercised and 92,857 remain outstanding as of February 28, 2002. The agreement also contains an anti-dilution provision that has the effect of increasing the options as of February 28, 2002. During the year ended February 28, 2002, 142,857 options were granted and exercised for services rendered under the anti-dilution provision. All additional options have the same expiration date of January 2004.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

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

      The following is a summary of the status of stock option activity for the fiscal years ended February 28, 2002 and 2001.


                                                              Weighted Average
                                                  Options     Exercise Price
                                                ----------      ----------

      Outstanding as of February 29, 2000          150,000      $      .70
       Granted                                       8,580      $      .70
       Exercised                                   (50,000)     $      .70
       Terminated                                     -               -
                                                ----------      ----------

      Outstanding as of February 28, 2001          108,580      $     1.11
       Granted                                     142,857      $      .70
       Exercised                                  (142,857)     $      .70
       Terminated                                     -               -
                                                ----------      ----------

      Outstanding as of February 28, 2002          108,580      $     1.11
                                                ==========      ==========

      The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB Opinion 25 ("Accounting for Stock Issued to Employees") in
      accounting for stock options issued to employees. Accordingly, no compensation has been recognized for the years ended February 28, 2002 and 2001. The effect of applying SFAS 123 for the years ended February 28, 2002 and 2001 was not material.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

NOTE 11  INCOME TAXES

      Income tax expense (benefit) for the years ended February 28, 2002 and 2001 are summarized as follows:


                                                                               2002                  2001
                                                                          ---------------       ---------------
      Current:
       Federal                                                            $             -        $            -
       State                                                                            -                     -
       Deferred Federal and State                                                       -                     -
                                                                          ---------------       ---------------

      Income tax expense (benefit)                                        $             -       $            -
                                                                          ================      ===============

      The Company's tax expense differs from the "expected" tax expense for the years ending February 28, 2002 and 2001 are as follows:

                                                                                2002                  2001
                                                                          ---------------       ---------------

      U.S. Federal income tax provision (benefit)                         $    (1,308,141)      $    (1,579,062)
      Effect of unused net operating loss carryforward                          1,308,141             1,579,062
                                                                          ---------------       ---------------

                                                                          $             -       $            -
                                                                          ===============       ===============

      The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at February 28, 2002 are as follows:

                                                                                  2002
                                                                             ---------------
      Deferred tax assets:
        Net operating loss carryforward                                      $    (5,988,141)
                                                                             ---------------
           Total gross deferred tax assets                                        (5,988,141)
        Less valuation allowance                                                   5,988,141
                                                                             ---------------

      Net deferred tax assets                                                $            --
                                                                             ===============


      As of February 28, 2002, the Company has net operating loss carryforwards of approximately $15,935,825 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates through 2022.

      The net change in the valuation allowance during the year ended February 28, 2002 was an increase of $1,308,141.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

NOTE 12  COMMITMENTS AND CONTINGENCIES

      (A) LEASE COMMITMENTS AND CONTINGENCIES

      The Company leases its office space under non-cancelable operating lease agreements expiring in September 2004.

      The minimum annual lease payments due under these lease agreements is as follows:

       For the Year Ended February 28,
                    2003                                  22,480
                    2004                                  23,440
                    2005                                  14,000
                                                   -------------
                                                   $      59,920
                                                   =============

      Rent expense was approximately $33,000 and $25,000 for the fiscal years ended February 28, 2002 and 2001, respectively.

      (B) EMPLOYMENT AGREEMENT

      The Company has an employment contract (the "agreement") with its president through January 1, 2005, which provides for annual salary and bonuses based on Company revenues. The agreement also provides for one-year extensions every January 1 unless notice is given by the Company. In addition, the Company has granted this person 150,000 stock options with anti-dilution provisions (See Note 10).

      (C) LICENSES

      The Company has entered into various licensing agreements (the "agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional minor league and college sports teams. The agreements expire at various dates through 2003 and generally require the Company to pay a royalty of between 9% and 11% of sales, with certain minimum royalty payments required. The unpaid minimum royalty fees related to these agreements are included in accrue royalties in the accompanying balance sheet. Royalty expense amounted to approximately $472,000 and $134,000 for the fiscal years ended February 28, 2002 and 2001, respectively.

      (D) CONTINGENCIES

      In the normal course of business the Company is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any amounts of cost that may be incurred in excess of those amounts provided as of February 28, 2002 cannot currently be determined.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

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

      (E) OTHER CONTINGENCIES

      The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The liability is approximately $296,000 as of February 28, 2002, which includes penalties and interest and is included in accrued liabilities on the consolidated balance sheet.

      (F) MAJOR CUSTOMERS

      Approximately 60% and 40.5% of the Company's revenues were derived from its three largest customers for the years ended February 28, 2002 and 2001, respectively.

NOTE 13  RELATED PARTY TRANSACTIONS

      The Company has an employment agreement with its president (see Note 12(B)), who has elected to defer a portion of his salary in support of the cash needs of the Company. As of February 28, 2002 and 2001, the amount of salary deferred was approximately $167,000 and $255,000, respectively. The Company has also issued stock options to the president (See Note 10).

      The Company has a note payable of approximately $58,000, which is included in notes payable - related parties in the accompanying consolidated balance sheet, due to the Company's president as of February 28, 2002. The Company accrued interest related to these loans from its president of approximately $5,000 each year and approximately $77,000 in accrued interest was payable relating to these loans as of February 28, 2002 which is recorded in accrued interest in the accompanying consolidated balance sheet.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

      The Company issued approximately 530,000 and 100,000 shares of common stock to officers, directors and family members for services rendered during the years ended February 28, 2002 and 2001, respectively.

NOTE 14  SUBSEQUENT EVENTS

      On May 7, 2002, the Company authorized a 1 for 70 reverse stock split, effective July 2002. As a result of the reverse stock split, all capital stock shares and amounts and per share data have been retroactively restated for all periods presented.

      On May 28, 2002, the Company issued a $75,000 convertible promissory note to a group of investors. This note bears interest of 12% simple interest per annum and matured on July 28, 2002. The note is convertible into shares of the Company's common stock at any time at the holder's option equal to the quotient of (a) the aggregate amount of the principle and accrued interest and unpaid interest to be so converted by (b) the conversion price. As of the date of this report, these debentures are still unpaid in total and are in default.

      Subsequent to February 28, 2002, the Company issued at various dates secured convertible debentures totaling $ 550,000 to a group of investors. These debentures mature on one year from date of issuance and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lesser of $ .01 or 25% discount from the lowest bid price over the 3 days during the 20 days preceding conversion.

      In December of 2003, the Company and an employee entered into a five-year Employment Agreement under which the employee would receive a weekly salary of $500. Additionally, 20,000,000 stock options are to be granted at exercise prices ranging from $.001 to $.004. The options have a ten-year term. An additional 3,200,000 shares of our common stock are to be issued to a special fund. Compensation afforded to the employee under the agreement will also satisfy any and all our indebtedness to the employee and related parties. The amount of this debt is estimated to be $219,530.

      In November of 2002, the Company successfully negotiated a long-term payment plan with the IRS to retire its outstanding payroll tax obligations. The plan was executed in December 2002 and calls for escalating monthly payments to be made over a period of 18 months. After an initial down payment of $25,800 in December 2002, the Company agreed to a payment schedule of $5,750 for the first six month, $13,000 for the next six months and $25,000 for the final six months. The Company made the agreed payments in a timely fashion through the first six months and is currently behind schedule on the balance. The Company is negotiating with the IRS to recast the plan in accordance with its ability to make timely payments.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

NOTE 15  NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE CASH FLOW STATEMENT

      During the year ended February 28, 2002, the Company entered into the following non-cash transactions:

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

      During the year ended February 28, 2001, the Company entered into the following non-cash transactions:

      The Company converted approximately $109,014 of notes and loans payable and related accrued interest into 83,558 shares of common stock. Issued a note payable for $40,000 to a shareholder as consideration for waiving certain anti-dilution privileges, which was charged against paid-in capital. Issued a note payable in the amount of $26,605 for the purchase of equipment. Recorded a debt discount of $280,000 related to warrants issued with a secured convertible debenture. Recorded a debt discount of $65,000 related to beneficial conversion feature of a secured convertible debenture.

      With respect to the two business combinations entered into in 2001, the Company issued a note payable for $30,000 as part of the acquisition of Rooter Rattle, LP, issued 66,833 shares of common stock valued at $850,625 for the acquisition of the two companies, paid cash of $388,574, net of cash acquired of $1,426 for the purchase of Rooter Rattle, LP, and recorded goodwill of approximately $1,427,259. The Company also purchased inventories of $82,906, accounts receivable of $104,757, other assets of $11,821, property and equipment of $2,243 for the acquisition of the two companies and assumed accounts payable and accrued expenses in the amount of $358,359.

      Cash payments for interest expense were immaterial for the years ended February 28, 2002 and February 29, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On December 18, 2002, we dismissed Withum Smith & Brown ("WS&B") as our principal independent accountant. On December 18, 2002, we engaged Weinberg & Company, P.A. as our principal independent accountant.

      We engaged WS&B on July 5, 2001. During the last fiscal year ended February 28, 2001 and through December 18, 2002, there were no disagreements between us and WS&B on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of WS&B would have caused WS&B to make reference to the matter in its reports on our financial statements. During the last most recent fiscal year ended February 28, 2001 and through December 18, 2002, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

      During the two most recent fiscal years and through December 18, 2002, we have not consulted with Weinberg & Company, P.A. regarding either:

      1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Weinberg & Company, P.A. concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

      2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

      We had requested that WS&B furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter, dated December 20, 2002, was filed as Exhibit
16.1 to the Form 8-K filed with the Securities and Exchange Commission on December 20, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

NAME                       AGE              POSITION
----                       ---              --------

Paul Lipschutz             55               Chief Executive Officer and Director

Jay Lipschutz              35               Secretary

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

PAUL LIPSCHUTZ. Mr. Lipschutz has been our Chief Executive Officer and a director since 1992. Mr. Lipschutz is a 1967 graduate of The Wharton School of Finance and Commerce of the University of Pennsylvania.

JAY LIPSCHUTZ. Mr. Lipschutz has been our Secretary since December 2001. From 1999 until December 2001, Mr. Lipschutz served as our director of shipping and receiving. Prior to 1999, Mr. Lipschutz served as the director of shipping and receiving at Children's Hospital of Philadelphia.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Except for two Form 3's and a Form 13D not filed, based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2002, we are not aware of any director, officer or beneficial owner of more than ten percent of our Common Stock that, during fiscal year 2002, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation paid or accrued by us to certain of our executive officers during fiscal years ended 2002, 2001 and 2000. Summary Compensation Table


                                                                        Other
                                                           Annual     Restricted      Options       LTIP
  Name & Principal                Salary       Bonus       Compen-      Stock          SARs       Payouts      All Other
      Position          Year        ($)         ($)      sation ($)    Awards ($)     (#)(1)        ($)      Compensation
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Paul S. Lipschutz,      2002      143,750 (1)
CEO                     2001      125,000 (1)
                        2000      108,000 (1)    0           0             0            0           503,250     8,650,000 (2)
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Jeffrey Andrews, CFO    2000       76,770        0           0             0            0            67,000             0
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------


(1) Mr. Lipschutz agreed to defer his salary in fiscal 2002, 2001 and 2000 due to our financial condition and to help us secure financing. Mr. Lipschutz received an aggregate 4,950,000 shares of common stock as compensation for services in fiscal year 2000, 445,714 in fiscal year 2001 and 359,285 in fiscal year 2002.

OPTIONS

      No options were exercised or granted during the last fiscal year.

      There were no long-term incentive plans or rewards made in fiscal 2002.

EMPLOYMENT AGREEMENTS

      Mr. Lipschutz, our Chief Executive Officer, has an Employment Agreement with us which became effective on January 1, 1999 and which originally expired on January 1, 2004. At each anniversary date of the Employment Agreement, the Employment Agreement will extend for another year, unless either Mr. Lipschutz or we give ninety days prior notice of intent not to have the Agreement renewed. No notice has been; therefore the Employment Agreement has been extended to January 1, 2008. If no notice is given on January 1, 2005, the term of the Employment Agreement will be extended to January 1, 2009.

      Under the Employment Agreement, Mr. Lipschutz was also granted an option originally exercisable for 286,274 shares of our Common Stock at a price of $.01 per share (the "Option"). The Option may be exercised in whole or in part through January 1, 2004, but partial exercises of the Option must be made in lots of 100,000 shares or greater. The Option will continue to be exercisable for its original term after in the event of Mr. Lipschutz' death or the termination of his employment with us. Under the Employment Agreement, the number of shares for which the option is exercisable has anti-dilution protection so that the option will always be exercisable for 11.52% of our outstanding Common Stock. Currently, the option is exercisable for 108,580 shares.

      Mr. Lipschutz initial base salary under the Employment Agreement for calendar year 2000 was $125,000. During the calendar year 2000 and for each year thereafter, Mr. Lipschutz is entitled to an additional salary based on our gross sales as follows:

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

DIRECTORS COMPENSATION.

      Each director receives 50,000 shares of our common stock per quarter for their services.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

As of June 30, 2004, there were 478,972,190 shares of common stock, par value $0.001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2004:

      -     all directors
      - each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding common stock
      -     each executive officer named in the Summary Compensation Table
      -     all directors and executive officers as a group

The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.


                                                  Amount of        Percent of
                  Name and Address                Beneficial         Class
Title of Class    of Beneficial Owner             Ownership           (1)
--------------------------------------------------------------------------------

Common Stock      Paul S. Lipschutz                82,165,081 (2)     17.2%
                  1600 Lower State Road
                  Doylestown, PA 18901

Common Stock      Jay Lipschutz                       939,641            *
                  1600 Lower State Road
                  Doylestown, PA 18901

Common Stock      Shares of all directors and      83,104,722 (2)     17.4%
                  executive officers as a
                  group (2 persons)

Common Stock      Kenneth Adelberg                 43,250,000         10.2%
                  609 Longchamps Drive
                  Devon, PA 19333

Common Stock      Richard and Elizabeth Elmore     66,666,700         15.8%
                  1600 Lower State Road
                  Doylestown, PA 18901

* Represents less than 1%

(1) Based on 478,972,190 shares of common stock currently outstanding.

(2) Include 3,500,000 shares owned by Paul Lipschutz's wife, Marilyn Lonker, as to which Mr. Lipschutz disclaims beneficial ownership. Includes 375 shares owned by the estate of Harvey Benson, of which Mr. Lipschutz serves as Executor. Also includes 10,000,000 shares of common stock underlying options granted to Mr. Paul Lipschutz.

STOCK OPTION PLANS

      None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Beginning in fiscal year 1996, Mr. Lipschutz, our Chief Executive Officer, made various loans to us to assist with meeting our important expenditures.

      At February 28, 2002, the principal amount of Mr. Lipschutz's loan had increased to $58,371 through net borrowings. The loan accumulated $5,273 in interest during fiscal year 2002, and the loan had total accrued interest of $76,533 at February 28, 2002. The total amount owed to Mr. Lipschutz , with interest and principal on the loan, at February 28, 2002 was $134,904.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         None.

EXHIBITS

3.1 Certificate of Incorporation of the Company filed as Exhibit 3.1 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

3.2 Amendment to Certificate of Incorporation of the Company, changing the name of the Company from Amour Corporation to Bard Sports Corp., filed as Exhibit 3.1 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

3.3 Amendment to Certificate of Incorporation of the Company, changing the name of the Company from Bard Sports Corp. to USA Sports Group, Inc. and increasing the authorized common stock, filed as Exhibit 3.1 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

3.4 Amendment to Certificate of Incorporation of the Company, changing the name of the Company from USA Sports Group, Inc. to Collectible Concepts Group, Inc. and increasing the authorized common stock, filed as Exhibit 3.1 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

3.5 By-Laws of the of the Company, filed as Exhibit 3.2 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

4.1 Form of debenture, filed as Exhibit 4.1 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

4.2 Form of debenture issued April 2000, , filed as Exhibit 4.2 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

4.3 Form of Stock Purchase Warrant, filed as Exhibit 4.3 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

4.4 Form of Registration Rights Agreement, filed as Exhibit 4.4 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

4.5 Secured Convertible Debenture with New Millennium Capital Partners II, LLC, AJW Partners, LLC and Equilibrium Equity, LLC, filed as Exhibit 10.11 to the registration statement on Form 10-SB/A filed with the Commission on September 7, 2000 and incorporated herein by reference.

4.6 Security Agreement by and among the Company, New Millennium Capital Partners II, LLC, AJW Partners, LLC and Equilibrium Equity, LLC, filed as Exhibit 10.12 to the registration statement on Form 10-SB/A filed with the Commission on September 7, 2000 and incorporated herein by reference.

10.1 Paul Lipschutz employment agreement, filed as Exhibit 10.1 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

10.2 License and Marketing Agreement between the Company and Building Q, filed as Exhibit 10.2 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

10.3 Merchandising Agreement between the Company and New Line Productions, Inc., filed as Exhibit 10.3 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

10.4 Royalty Agreement between the Company and Galena Industries, filed as
Exhibit 10.4 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

10.5 License Agreement between the Company and Creative Licensing Corporation, filed as Exhibit 10.5 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

10.6 License Agreement between the Company and Canal+ DA, filed as Exhibit 10.6 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

10.7 Financial Consulting Agreement between the Company and NIR Group, LLC filed as Exhibit 10.7 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

10.8 License Agreement between the Company and Marvel Characters, Inc., filed as
Exhibit 10.8 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference..

10.9 Lease for 1600 Lower State Road, filed as Exhibit 10.9 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference..

10.10 Agreement by and among the Company, Verne Troyer and TC Ventures, filed as
Exhibit 10.10 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference..

10.11 Separation Agreement between the Company and S.D. Studios, filed as
Exhibit 10.13 to the registration statement on Form 10-SB/A filed with the Commission on September 7, 2000 and incorporated herein by reference.

31.1 Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302.

31.2 Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302.

32.1  Certification  by Chief Executive  Officer  pursuant to 18 U.S. C. Section
1350.

32.2  Certification  by Chief Financial  Officer  pursuant to 18 U.S. C. Section
1350.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Collectible Concepts Group, Inc.,
                                               a Delaware Corporation


Dated: July 20, 2004                           By: /s/ Paul Lipschutz
                                                   ----------------------
                                                   Paul Lipschutz
                                                   Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                     DATE

/s/ Paul Lipschutz               Chief Executive Officer      July 20, 2004
-------------------------        and Director
Paul Lipschutz

/s/ Jay Lipschutz                Director                     July 20, 2004
-------------------------
Jay Lipschutz