Form 10QSB
period 2002-05-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2004-07-22
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER: 0-30703

                        COLLECTIBLE CONCEPTS GROUP, INC.
             (Exact name of registrant as specified on its charter)

          DELAWARE                                               95-4026880
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

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

                        COLLECTIBLE CONCEPTS GROUP, INC.

                                      INDEX

PART I    FINANCIAL INFORMATION

          ITEM 1          Condensed Consolidated Balance Sheet As Of May 31, 2002 (Unaudited)
                                                                                                                         3

                          Condensed Consolidated  Statements Of Operations For The Three Months Ended May 31, 2002
                          And 2001 (Unaudited)                                                                           4

                          Condensed  Consolidated  Statement Of Changes In Shareholders'  Deficiency For The Three
                          Months Ended May 31, 2002 (Unaudited)                                                          5

                          Condensed Consolidated  Statements Of Cash Flows For The Three Months Ended May 31, 2002
                          And 2001 (Unaudited)                                                                           6

                          Notes To Condensed Consolidated Financial Statements As Of November 30, 2002 (Unaudited)
                                                                                                                       7 - 16

          ITEM 2          Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                       17-24

PART II   OTHER INFORMATION

          ITEM 1          Legal proceedings                                                                              25
          ITEM 2          Changes in securities and use of proceeds                                                      25
          ITEM 3          Defaults upon senior securities                                                                25
          ITEM 4          Submission of matters to a vote of security holders                                            25
          ITEM 5          Other information                                                                              25
          ITEM 6          Exhibits and Reports on 8-K                                                                    26

          SIGNATURES                                                                                                     27

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF MAY 31, 2002
                                   (UNAUDITED)
                                   -----------


                                     ASSETS
                                     ------

CURRENT ASSETS
Cash                                                              $        139
Accounts receivable, net                                                30,980
Inventories                                                             10,565
                                                                  ------------
Total Current Assets                                                    41,684

Property and equipment, net                                             55,710
Other assets                                                             4,500
                                                                  ------------
TOTAL ASSETS                                                      $    101,894
                                                                  ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
Convertible secured debentures, net                               $    387,500
Notes and loans payable, current portion                               776,989
Loans payable - related parties                                         84,827
Convertible subordinated debentures                                     96,800
Accounts payable                                                     1,287,279
Accrued expenses                                                     1,174,371
Accrued royalties                                                      356,250
                                                                  ------------
Total Current Liabilities                                            4,164,016
                                                                  ------------

Notes and loans payable, long-term portion                              15,000
                                                                  ------------

TOTAL LIABILITIES                                                    4,179,016
                                                                  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Common stock, $.001 par value, 700,000,000 shares authorized,
9,706,899 shares issued and outstanding                                  9,706
Common stock, to be issued (86,724 shares)                                 310
Additional paid-in capital                                          13,336,695
Deferred equity-based expense                                          (75,000)
Accumulated deficit                                                (17,348,833)
                                                                  ------------
Total Shareholders' Deficiency                                      (4,077,122)
                                                                  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                    $    101,894
                                                                  ============


     See accompanying notes to condensed consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (UNAUDITED)
                                   -----------


                                                         2002          2001
                                                         ----          ----

SALES                                               $     40,233   $      6,466

COST OF SALES                                             61,684          3,284
                                                    ------------   ------------

GROSS (LOSS) PROFIT                                      (21,451)         3,182

OPERATING EXPENSES

Selling, general and administrative                      224,020        474,048
                                                    ------------   ------------

LOSS FROM OPERATIONS                                    (245,471)      (470,866)
                                                    ------------   ------------

OTHER (EXPENSE) INCOME

Interest expense                                         (20,297)      (126,033)
Forgiveness of Debt                                       70,778             --
                                                    ------------   ------------
Total Other Income (Expense)                              50,481       (126,033)
                                                    ------------   ------------

LOSS BEFORE TAX PROVISION                               (194,990)      (596,899)
INCOME TAX PROVISION                                          --             --
                                                    ------------   ------------

LOSS FROM CONTINUING OPERATIONS                         (194,990)      (596,899)
LOSS FROM DISCONTINUED OPERATIONS                             --       (468,668)
                                                    ------------   ------------

NET LOSS                                            $   (194,990)  $ (1,065,567)
                                                    ============   ============

BASIC AND DILUTED LOSS PER SHARE
  Loss per share from continuing operations         $      (0.02)  $      (0.15)
  Loss per share from discontinued operations                 --   $      (0.12)
                                                    ------------   ------------

BASIC AND DILUTED LOSS PER SHARE                    $      (0.02)  $      (0.27)
                                                    ============   ============

WEIGHTED AVERAGE SHARES USED IN NET LOSS
CALCULATIONS - BASIC AND DILUTED                       8,348,514      3,889,866
                                                    ============   ============


     See accompanying notes to condensed consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                     FOR THE THREE MONTHS ENDED MAY 31, 2002
                                   (UNAUDITED)
                                   -----------

                                                                               Common Stock          Additional      Deferred
                                                      Common Stock             To be issued           Paid-In      Equity-based
                                                  Shares         Amount      Shares     Amount        Capital        Expense
                                              ---------------------------------------------------------------------------------
Balance, February 28, 2002                       7,392,614   $   7,392       49,624    $      50    $ 13,183,269    $     --

Common stock issued for services rendered        2,314,285       2,314           --           --          78,686          --

Common stock to be issued per anti-dilution
  provision                                             --          --       37,100          260            (260)         --

Beneficial conversion on convertible debentures         --          --           --           --          75,000     (75,000)

Net loss, 2002                                          --          --           --           --              --          --
                                                 ---------   ---------       ------    ---------    ------------    --------

BALANCE MAY 31, 2002                             9,706,899   $   9,706       86,724    $     310    $ 13,336,695    $(75,000)
                                                 =========   =========       ======    =========    ============    ========

                                                               Accumulated
                                                                 Deficit          Total
                                                             ------------------------------
Balance, February 28, 2002                                     $(17,153,843)   $(3,963,132)

Common stock issued for services rendered                                --         81,000

Common stock to be issued per anti-dilution provision                    --             --

Beneficial conversion on convertible debentures                          --             --

Net loss, 2002                                                     (194,990)      (194,990)
                                                               ------------    -----------

BALANCE MAY 31, 2002                                           $(17,348,833)   $(4,077,122)
                                                               ============    ===========


     See accompanying notes to condensed consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (UNAUDITED)
                                   -----------

                                                                                 2002           2001
                                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $   (194,990)  $ (1,065,567)
Loss from discontinued operations                                                     --        468,668)
                                                                            ------------   ------------
Loss from continuing operations                                                 (194,990)      (596,899)

Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Depreciation                                                                     5,931          5,424
  Amortization of debt discount and interest                                          --         47,201
  Amortization of deferred debt expense                                               --          8,670
  Amortization of deferred compensation                                               --          4,200
  Provision for doubtful accounts                                                     --            906
  Common stock issued for services rendered                                       81,000        137,192
  Forgiveness of debt                                                             70,000             --
Changes in operating assets and liabilities,
  net of discontinued operations:
Accounts receivable                                                               10,840        (21,073)
Inventories                                                                           --         (1,249)
Prepaid royalties                                                                     --        (17,500)
Prepaid expenses and other                                                            --           (300)
Accounts payable and accrued expenses                                             28,248        171,297
Accrued royalties                                                                     --         (3,749)
                                                                            ------------   ------------

Net Cash Provided By (Used In) Continuing Operations                               1,029       (265,880)
Net Cash Used In Discontinued Operations                                              --         (4,579)
                                                                            ------------   ------------
Net Cash Provided By (Used In) Operating Activities                                1,029       (270,459)
                                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                    --        (23,214)
                                                                            ------------   ------------
Net Cash Used In Investing Activities                                                 --        (23,214)
                                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings, net of financing fees of $0 and $52,000,
respectively                                                                          --        206,950
Proceeds from issuance of common stock and exercise
of stock options, net                                                                 --        106,500
Repayment of notes and loans payable                                              (5,109)       (19,861)
Proceeds from notes and loans payable                                              6,500             --
Repayment of loans payable - related parties                                      (2,420)            --
                                                                            ------------   ------------
Net Cash Provided by (Used In) Financing Activities                               (1,029)       293,589
                                                                            ------------   ------------

NET DECREASE IN CASH                                                                  --            (84)

CASH - BEGINNING OF PERIOD                                                           139            222
                                                                            ------------   ------------

CASH - END OF PERIOD                                                        $        139   $        138
                                                                            ============   ============


     See accompanying notes to condensed consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2002
                                   (UNAUDITED)
                                   -----------

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

       (B) BASIS OF PRESENTATION

       These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ended February 28, 2003. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2002.

       (C) PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of the Company and the Company's two wholly owned subsidiaries, Team Sports Specialties Corporation and Music Art Corporation. All significant intercompany accounts and transactions have been eliminated.

       The Company discontinued operations of the Company's two wholly owned subsidiaries, Team Sports Specialties Corporation and Music Art Corporation, during the fiscal year ended February 28, 2002.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2002
                                   (UNAUDITED)
                                   -----------


       (E) EARNINGS (LOSS) PER SHARE

       The Company follows Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share". Basic and fully diluted earnings
       (loss) per share amounts are computed based on net income (loss) and divided by the weighted average number of shares actually outstanding. The assumed conversion of common stock equivalents was not included in the computation of diluted earnings (loss) per share because the assumed conversion and exercise would be anti-dilative due to net losses incurred in all periods.

       (F) STOCK-BASED COMPENSATION

       The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB Opinion 25 ("Accounting for Stock Issued to Employees") in accounting for stock options issued to employees. Accordingly, no compensation has been recognized for the three months ended May 31, 2002. Compensation cost that would have been recognized in accordance with the basis of fair value pursuant to SFAS No. 123, if the Company had so elected, would have been $0 for the year ended February 28, 2002, and would not have affected pro-forma net loss per share. There has been no stock option activity since February 28, 2002.

       (G) RECENT ACCOUNTING PRONOUNCEMENTS

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2002
                                   (UNAUDITED)
                                   -----------


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2002
                                   (UNAUDITED)
                                   -----------


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2002
                                   (UNAUDITED)
                                   -----------


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

       SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is a mandatory redeemable share, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involve instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

       Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2002
                                   (UNAUDITED)
                                   -----------


       Management does not expect the adoption of these statements' pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2 GOING CONCERN

       The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of May 31, 2002, the Company had a working capital deficiency of $4,122,332 and shareholders' deficiency of $4,077,122 and for the three months ended May 31, 2002, the Company had a net loss from operations of $194,990. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. To generate additional revenues and the working capital needed to continue and expand operations, the Company has committed to a plan for reducing expenses, increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operating expenses.

       These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 DISCONTINUED OPERATIONS

       The Company discontinued the operations of Music Art and Team Sports during the year ended February 28, 2002. The Company did not incur a gain or loss on the disposal of these subsidiaries since the Company unilaterally ceased operations of these subsidiaries and the assets and liabilities reverted back to the original owners as per the terms of the original acquisition agreements. The assets were comprised of accounts receivable, inventory, fixed assets and goodwill. The liabilities were comprised of accounts payable and accrued expenses. A loss of $0 and $468,668 was incurred from the discontinued operations of these subsidiaries for the three months ended May 31, 2002 and 2001, respectively.

NOTE 4 CONVERTIBLE SECURED DEBENTURES

       On May 28, 2002, the Company issued a $75,000 convertible secured debenture to a group of investors with a conversion price of 50% of the average of the lowest three intraday trading prices during the twenty days immediately preceding conversion. This results in a beneficial conversion feature of $75,000, which is being amortized over the term of the loan. The debentures bear interest of 12% simple interest per annum and matured on July 28, 2002. The debentures are convertible into shares of the Company's common stock at any time at the holder's option equal to the quotient of (a) the aggregate amount of the principle and accrued interest and unpaid interest to be so converted by (b) the conversion price. As of May 31, 2002, the Company has recognized interest expense of $0 and had deferred $75,000.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2002
                                   (UNAUDITED)
                                   -----------


       In May 2000, the Company issued $400,000 of secured convertible debentures to a group of investors. These debentures matured in April 2001, are secured by substantially all of the Company's assets and bear interest at 10% per annum, payable quarterly; the debentures are convertible into common stock at any time at the holder's option at the lesser of $2.80 (adjusted for 1 for 70 split) per share or 50% of market value (the debt discount of $65,000 assigned to this beneficial conversion feature was recorded as additional paid-in capital and the debt discount was amortized as interest expense in the quarter ended May 31, 2000 because the debentures are convertible at any time at holder's option); the debentures also have warrants to purchase 57,143 shares of common stock at 110% of the market value on the closing date - the warrants have a five-year life and are exercisable immediately (using an option pricing model, the warrants were valued at $280,000 using the following assumptions: no expected payment of dividends, expected lives of warrants of three years, a risk free rate of 6.5% and a volatility of 75%). The $280,000 was recorded as additional paid-in capital and the debt discount was amortized to interest expense over the term of the related debentures. As of February 28, 2002, the debt discount had been fully amortized with the Company recognizing interest of $46,667 during the year ended February 28, 2002. The debenture holders also have certain rights in the event the Company files a registration statement. The Company was not able to complete an effective registration statement within 150 days of the debenture sale. As a result, the Company is in default of the debenture agreement. As of the date of this report, these debentures are still unpaid in total and in default.

NOTE 5 NOTES AND LOANS PAYABLE

       As of May 31, 2002, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures February 28, 2006. The balance of the notes and loans payable are in default and remain unpaid in total as of the date of this report.

       The Company has a loan payable of approximately $84,827, which is included in loans payable - related parties in the accompanying consolidated balance sheet, due to the Company's president and related parties as of May 31, 2002. During the three months ended May 31, 2002, the Company recorded interest expense of approximately $1,442 relating to loans from its president and related parties and approximately $77,975 in accrued interest was payable relating to these loans as of May 31, 2002 which is recorded in accrued interest in the accompanying consolidated balance sheet. (See Note 9).

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2002
                                   (UNAUDITED)
                                   -----------


NOTE 6 CONVERTIBLE SUBORDINATED DEBENTURES

       The Company has outstanding $96,800 of convertible subordinated debentures as of May 31, 2002. The debentures bear interest at rates ranging from 10% to 12% per annum and matured at various times through August 2001. The debentures are in default and remain unpaid in total as of the date of this report. Each $1,000 unit is convertible at any time at the holder's option, into between 143 and 1,429 shares of Company common stock for an aggregate of 55,714 common shares.

NOTE 7 COMMON STOCK

       In July 2002, the Company authorized a 1 for 70 reverse stock split. As a result of the reverse stock split, all capital stock shares and amounts and per share data have been retroactively restated, for all periods presented.

       In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution of 1.603%. The Company has not issued the respective shares of 86,724 as of May 31, 2002, to the third party. These shares are recorded as common stock to be issued with a corresponding decrease to additional paid in capital, for all periods presented.

       From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $81,000 and $137,192 for the three months ended May 31, 2002 and 2001, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. The number of shares of common stock issued for services performed in was 2,314,285 and 8,685,232, respectively.

NOTE 8 COMMITMENTS AND CONTINGENCIES

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2002
                                   (UNAUDITED)
                                   -----------


       (B) CONTINGENCIES

       In the normal course of business the Company is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any amounts of cost that may be incurred in excess of those amounts provided as of May 31, 2002 cannot currently be determined.

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

       (C) OTHER CONTINGENCIES

       The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The liability is approximately $253,000 as of May 31, 2002, which includes penalties and interest and is included in current liabilities on the consolidated balance sheet.

NOTE 9 RELATED PARTY TRANSACTIONS

       The Company has an employment agreement with its president who has elected to defer a portion of his salary in support of the cash needs of the Company. As of May 31, 2002, the amount of salary deferred was approximately $269,536.

       The Company has a loan payable of approximately $84,827, which is included in loans payable - related parties in the accompanying consolidated balance sheet, due to the Company's president and related parties as of May 31, 2002. During the three months ended May 31, 2002, the Company recorded interest expense of approximately $1,442 relating to loans from its president and related parties and approximately $77,975 in accrued interest was payable relating to these loans as of May 31, 2002 which is recorded in accrued interest in the accompanying consolidated balance sheet.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2002
                                   (UNAUDITED)
                                   -----------


NOTE 10 NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

       During the three months ended May 31, 2001, the Company entered into the following non-cash transaction:

       During the three months ended May 31, 2001, the Company converted $46,000 of notes and loans payable and related accrued interest into 60,914 shares of common stock.


       The Company converted approximately $13,450 of accrued interest into 13,214 shares of common stock.

       Cash payments for interest expense were immaterial for the three months ended May 31, 2002 and 2001.

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

GENERAL

       The following detailed analysis of operations should be read in conjunction with the 2002 Consolidated Financial Statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2002.

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

       During the fiscal year ended February 28, 2002, the Company discontinued operations of its two wholly owned subsidiaries, Team Sports Specialties Corporation and Music Art Corporation.

       During the three months ended May 31, 2002, the Company started MovieFanMall.com, its direct-to-consumer retail website. MovieFanMall targets millions of movie fans worldwide. The site offers collectible items from such blockbuster movies as Spiderman, Lord of the Rings and Austin Powers. In addition to its proprietary products, The Company plans to add products from other licensed manufacturers, many of who have little or no Internet presence. The Company will also sell space in its virtual mall to manufacturers, producing additional revenue opportunities. MovieFanMall.com marks the Company's first entrance into the high-margin, online retail sector. Through the creative use of search engines and innovative e-mail advertising

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

programs, MovieFanMall.com will address mass markets on a worldwide scale at a fraction of the cost of traditional retail outlets. The site is designed to build distinct, new revenue streams and achieve margins of 60-70%, contributing to the Company's growth objectives.

       Expansion plans for the site include providing online movie reviews and news regarding the release dates of DVDs and videos, and enabling searches for movie show times and theaters. Subsequent to May 31, 2002, after failing to meet the Company's expectations in the first six months, both in terms of sales and costs, the website was retired.

       During the three months ended May 31, 2002, the Company maintained a licensing agreement to distribute "Tattle Tail" at a royalty rate of 7% of sales. A minimum royalty amount of $84,000 is payable by November 30, 2003 which is the expiration date of the license. Additionally, the Company's licensing agreement with Twentieth Century Fox to produce a wide variety of collectibles for the July 2001 release of its feature film Planet Of The Apes, remained in effect. Licensed items include desktop collectibles, decorative pins and wall scrolls. The Company has paid Twentieth Century Fox $15,000 against the guaranteed minimum royalty payment of $30,000. The other minimum royalty payments are $5,000 due June 30, 2002 and $10,000 due July 1, 2002. The royalty rate for these products is 10%. The license expires June 30, 2003.

       During the three months ended May 31, 2002, the Company, the Company entered into an outsourcing agreement with Maxim Logistics, a full service fulfillment center located in Reading, Pennsylvania. Under the agreement, Maxim will provide billing, product fulfillment, and warehouse services. Subsequent to May 31, 2002, the Company and Maxim have executed an agreement for Maxim to produce satin scrolls utilizing Maxim's newly implemented large-format digital printing capabilities which are ideally suited for production of the Company's scroll product line. Maxim's new technology now allows the production of samples in a wide variety and in short lead times giving the Company's selling agents the opportunity to present new products to prospects in a more timely and cost effective manner than had been possible previously. The Maxim process produces a high quality image that meets or surpasses what the Company has historically been able to obtain.

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

       SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is a mandatory redeemable share, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involve instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

       Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

       We do not expect the adoption of these pronouncements to have a material impact on our consolidated financial position or results of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2002 COMPARED TO THREE MONTHS ENDED MAY 31, 2001.

       Net revenue for the three months ended May 31, 2002 was $40,233 compared to $6,466 for the three months ended May 31, 2001. The increase is due to the sales of items tied to the release of the Lord of the Rings and X-Men movies.

       Cost of sales for the three months ended May 31, 2002 increased by $58,400 from the three months ended May 31, 2001. Cost of sales as a percentage of revenues increased to 153.3% for the three months ended May 31, 2002 as compared to 50.7% for the same period last year. This increase was mainly attributable to the cost of producing samples for new products as the Company was pursuing new licensing opportunities.

       The Company discontinued the operations of Music Art and Team Sports during the year ended February 28, 2002. The Company did not incur a gain or loss on the disposal of these subsidiaries since the Company unilaterally ceased operations of these subsidiaries and the assets and liabilities reverted back to the original owners as per the terms of the original acquisition agreements. The assets were comprised of accounts receivable, inventory, fixed assets and goodwill. The liabilities were comprised of accounts payable and accrued expenses. A loss of $0 and $468,668 was incurred from the discontinued operations of these subsidiaries for the three months ended May 31, 2002 and 2001, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Selling, general and administrative expenses for the three months ended May 31, 2002 decreased to $224,020 from $474,048 for the same period the previous year. Company took a $70,778 credit for the three months ended May 31, 2002 for forgiveness of debt. For the three months ended May 31, 2002 and May 31, 2001 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $81,000 and $137,192 respectively. Staffing decreased to five full time employees and one-part time consultants for marketing and licensing for the three months ended May 31, 2002 as compared to seven full-time and one part time employees for the same period of the previous year. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the three months ended May 31, 2002, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $1,642 versus charges of approximately $4,900 for the same period the previous year. As previously mentioned, all goodwill related to Music Art and Rooter Rattle, LP has been reclassified to discontinued operations.

       The Company incurred interest expense of approximately $20,297 for the three months ended May 31, 2002 as compared to approximately $126,033 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features.

       As a result of the above, the Company had a net loss of $194,990 for the three months ended May 31, 2002 as compared to a net loss of $1,065,567 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

       Since the Company's inception, it has experienced significant operating and net losses that it has been able to fund by obtaining private capital. The Company, therefore, cannot predict if and when it will generate income from operations and if it will be able to raise sufficient capital necessary to fund future operations. As of May 31, 2002, the Company had an accumulated deficit of $17,348,833. This deficit arose from operating losses and not any particular transaction or transactions. The Company has not generated sufficient revenues to meet its operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern

       As of May 31, 2002, the Company had a working capital deficiency of $4,122,322. The working capital deficit as of May 31, 2002 is a direct result of the unprofitable operations for the three months ended May 31, 2002 that resulted in cash provided by operating activities of approximately $1,029. The Company had an ending cash balance of $139 at May 31, 2002.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the three months ended May 31, 2002, the Company received the following capital infusions: approximately $6,500 from other borrowings. During the three months ended May 31, 2002, the Company made payments of approximately $7,500.

       An event of default has occurred regarding various convertibles secured debenture in that the Company did not have an effective registration statement within 150 days of the debenture sale. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture. Subsequent to May 31, 2002, the convertible secured debenture holders converted $62,835 of this debt into 71,776,810 shares of the Company's common stock and issued another $550,000 in convertible secured debentures to the Company.

       May 7, 2002 the Company filed an S-8 registration with the Securities and Exchange Commission for 182,500,000 shares (pre-split basis).

       May 7, 2002 the Company filed a schedule 14 with the Securities and Exchange Commission to affect a 1 to 70 reverse stock split. The effective dated for the split was July 8, 2002 The Company believes that the reverse stock split will make it easier for the Company to raise equity capital in the future.

       As of May 31, 2002, the Company had $861,816 in outstanding notes and loans payable, $96,800 in convertible subordinated debentures and $387,500 in outstanding convertible secured debentures. As of May 31, 2002, the Company had $1,287,279 in accounts payable, $1,174,371 in accrued expense, accrued payroll and related taxes (These liabilities are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. The Company is currently making payments on its current federal payroll tax obligations and has agreed to a payment with the Internal Revenue Service for these prior obligations,) and $356,250 in accrued royalties.

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

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

       During the quarter, the Company issued 2,314,285 shares to 2 individuals. The shares have an aggregate fair market value of $ 81,000 based on the market price on the dates of issuance. A total of 2,314,285 shares were issued to officers of the Company.

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

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5     OTHER INFORMATION

       Subsequent to May 31, 2002, On August 1, 2002, Jeffrey Andrews, the Company's Chief Financial Officer, and a director, resigned as an employee, officer and director to pursue other interest.

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

                        COLLECTIBLE CONCEPTS GROUP, INC.

Date:  July 21, 2004                    By: /s/ PAUL S. LIPSCHUTZ
                                           ------------------------------------
                                        Paul S. Lipschutz
                                        Chief Executive Officer

Date:  July 21, 2004                    By: /s/ PAUL S. LIPSCHUTZ
                                           ------------------------------------
                                        Paul S. Lipschutz
                                        Principal Financial Officer