Form 10QSB
period 2002-08-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2004-07-26
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

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

                        COLLECTIBLE CONCEPTS GROUP, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION

         ITEM 1   Condensed Consolidated Balance Sheet As Of August 31, 2002 (Unaudited)                         3

                  Condensed  Consolidated  Statements Of Operations  For The Three Months Ended August 31,
                  2002 And 2001 (Unaudited)                                                                      4

                  Condensed  Consolidated  Statements  Of  Operations  For The Six Months Ended August 31,
                  2002 And 2001 (Unaudited)                                                                      5

                  Condensed  Consolidated  Statement Of Changes In Shareholders'  Deficiency For The Three
                  Months Ended August 31, 2002 (Unaudited)                                                       6

                  Condensed  Consolidated  Statements  Of Cash Flows For The Three Months Ended August 31,       7

                  Notes To Condensed Consolidated Financial Statements As Of November 30, 2002 (Unaudited)     8 - 17

         ITEM 2   Management's Discussion and Analysis of Financial Condition and Results of Operations       18 - 27

PART II  OTHER INFORMATION

         ITEM 1   Legal proceedings                                                                              28
         ITEM 2   Changes in securities and use of proceeds                                                      28
         ITEM 3   Defaults upon senior securities                                                                28
         ITEM 4   Submission of matters to a vote of security holders                                            28
         ITEM 5   Other information                                                                              28
         ITEM 6   Exhibits and Reports on 8-K                                                                    29

         SIGNATURES                                                                                              30

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF AUGUST 31, 2002
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
Cash                                                             $        590
Accounts receivable, net                                               22,056
Inventories                                                            10,565
                                                                 ------------
Total Current Assets                                                   33,211

Property and equipment, net                                            49,780
Other assets                                                            4,500
                                                                 ------------

TOTAL ASSETS                                                     $     87,491
                                                                 ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Convertible secured debentures, net                              $    462,500
Notes and loans payable, current portion                              793,947
Loans payable - related parties                                        80,559
Convertible subordinated debentures                                    96,800
Accounts payable                                                    1,294,156
Accrued expenses                                                    1,216,942
Accrued royalties                                                     356,250
                                                                 ------------
Total Current Liabilities                                           4,301,154

Notes and loans payable, long-term portion                             15,000
                                                                 ------------

TOTAL LIABILITIES                                                   4,316,154
                                                                 ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Common stock, $.001 par value, 700,000,000 shares authorized,
  52,742,756 shares issued and outstanding                             52,743
Common stock, to be issued (776,589 shares)                             5,139
Additional paid-in capital                                         13,772,248
Accumulated deficit                                               (18,058,793)
                                                                 ------------
Total Shareholders' Deficiency                                     (4,228,663)
                                                                 ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                   $     87,491
                                                                 ============


     See accompanying notes to condensed consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                 THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
                                   (UNAUDITED)


                                                       2002             2001
                                                  ------------     ------------

SALES                                             $      8,756     $      5,351

COST OF SALES                                            9,325            5,514
                                                  ------------     ------------

GROSS (LOSS) PROFIT                                       (569)            (163)

OPERATING EXPENSES
Selling, general and administrative                    612,537          430,199
                                                  ------------     ------------

LOSS FROM OPERATIONS                                  (613,106)        (430,362)
                                                  ------------     ------------

OTHER EXPENSE
Interest expense                                       (96,854)         (69,680)
                                                  ------------     ------------
Total Other Expense                                    (96,854)         (69,680)
                                                  ------------     ------------

LOSS BEFORE TAX PROVISION                             (709,960)        (500,042)
INCOME TAX PROVISION                                        --               --
                                                  ------------     ------------

LOSS FROM CONTINUING OPERATIONS                       (709,960)        (500,042)
LOSS FROM DISCONTINUED OPERATIONS                           --          (47,198)
                                                  ------------     ------------

NET LOSS                                          $   (709,960)    $   (547,240)
                                                  ============     ============

BASIC AND DILUTED LOSS PER SHARE
  Loss per share from continuing operations       $      (0.03)    $      (0.12)
  Loss per share from discontinued operations               --     $      (0.01)
                                                  ------------     ------------

BASIC AND DILUTED LOSS PER SHARE                  $      (0.03)    $      (0.13)
                                                  ============     ============

WEIGHTED AVERAGE SHARES USED IN NET LOSS
CALCULATIONS - BASIC AND DILUTED                    22,780,157        4,176,566
                                                  ============     ============


     See accompanying notes to condensed consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                  THE SIX MONTHS ENDED AUGUST 31, 2002 AND 2001
                                   (UNAUDITED)


                                                     2002             2001
                                                 ------------     ------------

SALES                                            $     48,989     $     11,817

COST OF SALES                                          71,009            8,799
                                                 ------------     ------------

GROSS (LOSS) PROFIT                                   (22,020)           3,018

OPERATING EXPENSES
Selling, general and administrative                   836,558          904,247
                                                 ------------     ------------

LOSS FROM OPERATIONS                                 (858,578)        (901,229)
                                                 ------------     ------------

OTHER (EXPENSE) INCOME
Interest expense                                     (117,150)        (195,713)
Forgiveness of Debt                                    70,778               --
                                                 ------------     ------------
Total Other (Expense)                                 (46,372)        (195,713)
                                                 ------------     ------------

LOSS BEFORE TAX PROVISION                            (904,950)      (1,096,942)
INCOME TAX PROVISION                                       --               --
                                                 ------------     ------------

LOSS FROM CONTINUING OPERATIONS                      (904,950)      (1,096,942)
LOSS FROM DISCONTINUED OPERATIONS                          --         (515,866)
                                                 ------------     ------------

NET LOSS                                         $   (904,950)    $ (1,612,808)
                                                 ============     ============

BASIC AND DILUTED LOSS PER SHARE
  Loss per share from continuing operations      $      (0.06)    $      (0.27)
  Loss per share from discontinued operations              --            (0.13)

BASIC AND DILUTED LOSS PER SHARE                 $      (0.06)    $      (0.40)
                                                 ============     ============

WEIGHTED AVERAGE SHARES USED IN NET LOSS
CALCULATIONS - BASIC AND DILUTED                   15,537,551        4,033,216
                                                 ============     ============


     See accompanying notes to condensed consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2002
                                   (UNAUDITED)

                                                                               Common Stock        Additional
                                                       Common Stock            To be issued          Paid-In      Accumulated
                                                   Shares       Amount      Shares      Amount       Capital        Deficit
                                                 ----------   ---------   ---------   ---------   ------------    ------------
Balance, February 28, 2002                        7,392,614   $   7,392      49,624   $      50   $ 13,183,269    $(17,153,843)
Common stock issued for cash                     15,428,571      15,429          --          --          9,571              --
Common stock issued for services rendered        29,921,571      29,922          --          --        509,497              --
Common stock to be issued per anti-dilution
 provision                                               --          --     726,965       5,089         (5,089)             --
Beneficial conversion on convertible debentures          --          --          --          --         75,000              --
Net loss, 2002                                           --          --          --          --             --        (904,950)
                                                 ----------   ---------   ---------   ---------   ------------    ------------
BALANCE AUGUST 31, 2002                          52,742,756   $  52,743     776,589   $   5,139   $ 13,772,248    $(18,058,793)
                                                 ==========   =========   =========   =========   ============    ============



                                                    Total
                                                 ------------
Balance, February 28, 2002                       $ (3,963,132)
Common stock issued for cash                           25,000
Common stock issued for services rendered             539,419
Common stock to be issued per anti-dilution
 provision                                                 --
Beneficial conversion on convertible debentures        75,000
Net loss, 2002                                       (904,950)
                                                 ------------
BALANCE AUGUST 31, 2002                          $ (4,228,663)
                                                 ============

     See accompanying notes to condensed consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                  2002           2001
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $  (904,950)   $(1,612,808)
Loss from discontinued operations                                                      --        515,866
                                                                              -----------    -----------
Loss from continuing operations                                                  (904,950)    (1,096,942)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                     11,861         10,849
  Amortization of debt discount and interest                                           --         47,201
  Amortization of deferred debt expense                                                --          8,670
  Amortization of deferred compensation                                                --          8,400
  Provision for doubtful accounts                                                      --            906
  Common stock issued for services rendered                                       539,419        192,792
  Forgivness of Debt                                                               70,000
  Interest expense related to beneficial conversion of debt                        75,000             --
Changes in operating assets and liabilities,
  net of discontinued operations:
Accounts receivable                                                                19,764          1,455
Inventories                                                                            --           (708)
Prepaid royalties                                                                     --       (165,067)
Prepaid expenses and other                                                             --         (9,675)
Accounts payable and accrued expenses                                              77,696        473,438
Accrued royalties                                                                      --         37,842
                                                                              -----------    -----------
Net Cash Used In Continuing Operations                                           (111,210)      (490,839)
Net Cash Used In Discontinued Operations                                               --        (50,376)
                                                                              -----------    -----------
Net Cash Used In Operating Activities                                            (111,210)      (541,215)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                     --        (23,214)
                                                                              -----------    -----------
Net Cash Used In Investing Activities                                                  --        (23,214)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings, net of financing fees                                                  75,000        352,325
Proceeds from issuance of common stock and exercise of stock options, net          25,000        249,040
Repayment of notes and loans payable                                              (21,514)       (36,083)
Proceeds from notes and loans payable                                              39,863             --
Repayment of loans payable - related parties                                       (8,970)            --
Proceeds from loans payable - related parties                                       2,282             --
                                                                              -----------    -----------
Net Cash Provided by Financing Activities                                         111,661        565,282
                                                                              -----------    -----------

NET INCREASE IN CASH                                                                  451            853

CASH - BEGINNING OF PERIOD                                                            139            222
                                                                              -----------    -----------

CASH - END OF PERIOD                                                          $       590    $     1,075
                                                                              ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2002
                                   (UNAUDITED)


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

         (B) BASIS OF PRESENTATION

         These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the six months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ended February 28, 2003. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2002.

         (C) PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and the Company's two wholly owned subsidiaries, Team Sports Specialties Corporation and Music Art Corporation. All significant intercompany accounts and transactions have been eliminated.

         The  Company   discontinued   operations   of  its  two  wholly   owned
         subsidiaries,   Team  Sports  Specialties  Corporation  and  Music  Art
         Corporation during the fiscal year ended February 28, 2002.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2002
                                   (UNAUDITED)


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

         (F) STOCK-BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB Opinion 25 ("Accounting for Stock Issued to Employees") in accounting for stock options issued to employees. Accordingly, no compensation has been recognized for the six months ended August 31, 2002. Compensation cost that would have been recognized in accordance with the basis of fair value pursuant to SFAS No. 123, if the Company had so elected, would have been $0 for the the six months ended August 31, 2002, and would not have affected pro-forma net loss per share. There has been no stock option activity since February 28, 2002.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF AUGUST 31, 2002
                                   (UNAUDITED)


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF AUGUST 31, 2002
                                   (UNAUDITED)


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF AUGUST 31, 2002
                                   (UNAUDITED)


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF AUGUST 31, 2002
                                   (UNAUDITED)


         redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

         Management   does  not  expect  the   adoption  of  these   statements'
         pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2   GOING CONCERN

         The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of August 31, 2002, the Company had a working capital deficiency of $4,228,663 and a shareholders' deficiency of $4,267,943 and for the six months ended August 31, 2002, the Company had a net loss from operations of $904,950 and net cash used in operations of $111,210. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. To generate additional revenues and the working capital needed to continue and expand operations, the Company has committed to a plan for reducing expenses, increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operating expenses.

         These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3   DISCONTINUED OPERATIONS

         The Company discontinued the operations of Music Art and Team Sports during the year ended February 28, 2002. The Company did not incur a gain or loss on the disposal of these subsidiaries since the Company unilaterally ceased operations of these subsidiaries and the assets and liabilities reverted back to the original owners as per the terms of the original acquisition agreements. The assets were comprised of accounts receivable, inventory, fixed assets and goodwill. The liabilities were comprised of accounts payable and accrued expenses. A loss of $0 and $47,198 was incurred from the discontinued operations of these subsidiaries for three months ended August 31, 2002 and 2001, respectively. A loss of $0 and $515,866 was incurred from the discontinued operations of these subsidiaries for the six months ended August 31, 2002 and 2001, respectively.

NOTE 4   CONVERTIBLE SECURED DEBENTURES

         On May 28, 2002, the Company issued a $75,000 convertible secured debentures to a group of investors with a conversion price of 50% of the average of the lowest three intraday trading prices during the twenty days immediately preceding conversion. This results in a beneficial conversion feature of $75,000, which has been fully recognized as an expense at August 31, 2002. The debentures bear interest of 12% simple interest per annum and matured on July 28, 2003. The debentures are convertible into shares of the Company's common stock at any time at the holder's option equal to the quotient of (a)

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF AUGUST 31, 2002
                                   (UNAUDITED)


         the aggregate amount of the principle and accrued interest and unpaid interest to be so converted by (b) the conversion price. As of the date of this report, these debentures are still unpaid in total and are in default.

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

NOTE 5   NOTES AND LOANS PAYABLE

         As of August 31, 2002, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures February 28, 2006. The balance of the notes and loans payable are in default and remain unpaid in total as of the date of this report.

         The Company has a loan payable of approximately $80,559, which is included in loans payable - related parties in the accompanying consolidated balance sheet, due to the Company's president and related parties as of August 31, 2002. During the six months ended August 31, 2002, the Company recorded interest expense of approximately $2,941 relating to loans from its president and related parties and approximately $79,474 in accrued interest was payable relating to these loans as of August 31, 2002 which is recorded in accrued interest in the accompanying consolidated balance sheet. (See Note 9).

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF AUGUST 31, 2002
                                   (UNAUDITED)


NOTE 6   CONVERTIBLE SUBORDINATED DEBENTURES

         The Company has outstanding $96,800 of convertible subordinated debentures as of August 31, 2002. The debentures bear interest at rates ranging from 10% to 12% per annum and matured at various times through August 2001. The debentures are in default and remain unpaid in total as of the date of this report. Each $1,000 unit is convertible at any time at the holder's option, into between 143 and 1,429 shares of Company common stock for an aggregate of 55,714 common shares.

NOTE 7   COMMON STOCK

         In July 2002, the Company authorized a 1 for 70 reverse stock split. As a result of the reverse stock split, all capital stock shares and amounts and per share data have been retroactively restated for all periods presented.

         In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution of 1.603%. The Company has not issued the respective shares of 776,589 as of August 31, 2002 to the third party. These shares are recorded as common stock to be issued with a corresponding decrease to additional paid in capital.

         During the six months ended August 31, 2002, the Company received $25,000 from the issuance of 15,428,571 shares of common stock.

         From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $539,419 for the six months ended August 31, 2002. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. The number of shares of common stock issued for services performed in was 29,921,571.

NOTE 8   COMMITMENTS AND CONTINGENCIES

         (A) LICENSES

         The Company has entered into various licensing agreements (the "agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional minor league and college sports teams. The agreements expire at various dates through 2003 and generally require the Company to pay a royalty of between 9% and 11% of sales, with certain minimum royalty payments required. The unpaid minimum royalty fees related to

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF AUGUST 31, 2002
                                   (UNAUDITED)


         these agreements are included in accrue royalties in the accompanying balance sheet.

         (B) CONTINGENCIES

         In the normal course of business the Company is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any amounts of cost that may be incurred in excess of those amounts provided as of August 31, 2002 cannot currently be determined.

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

         (C) OTHER CONTINGENCIES

         The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The liability is approximately $253,000 as of August 31, 2002, which includes penalties and interest and is included in accrued expenses on the consolidated balance sheet.

NOTE 9   RELATED PARTY TRANSACTIONS

         The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of August 31, 2002, the amount of salary deferred was approximately $238,250.

         The Company has a loan payable of approximately $80,559, which is included in loans payable - related parties in the accompanying consolidated balance sheet, due to the Company's president and related parties as of August 31, 2002. During the six months ended August 31,

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF AUGUST 31, 2002
                                   (UNAUDITED)


         2002, the Company recorded interest expense of approximately $2,941 relating to loans from its president and related parties and approximately $79,474 in accrued interest was payable relating to these loans as of August 31, 2002 which is recorded in accrued interest in the accompanying consolidated balance sheet.

NOTE 10 NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

         During the six months ended August 31, 2001, the Company entered into the following non-cash transactions:

         The Company converted $66,000 of notes and loans payable and related accrued interest into 89,486 shares of common stock.

         The Company converted approximately $16,033 of accrued interest into 16,904 shares of common stock.

         Cash payments for interest expense were immaterial for the six months ended August 31, 2002 and 2001.

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

           In August 2003, the Company re-evaluated its business model. The Company believes that licenses have evolved into less time sensitive and sale spiking properties. The Company is not renewing or continuing licenses that do not fit out new business model. The Company's new business model will be focused on more evergreen properties and those with a bigger window of opportunity. Notable among these is collegiate market licenses. The Company believes that with the new genre of films being so heavily oriented to characters of comic books and fantasies that the Company will pursue licenses mostly in that category and to supplement them with new trend properties as they appear. Furthermore, the Company recognized the need to have products that addressed the mainstream consumer market where market size and repeat sales opportunities could give the Company a means to stabilize and grow its revenues. To avoid the time, expense and risks associated with in-house new product development, the Company sought out entities with mainstream consumer products whose marketability could be enhanced by the addition of the Company's licenses.

         During  the  fiscal  year  ended   February  28,   2002,   the  Company
discontinued operations of its two wholly owned subsidiaries, Team Sports Specialties Corporation and Music Art Corporation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           During the three months ending August 31, 2002, the Company's shift in business focus to entertainment and movie related licenses, the Company decided not to further pursue the Chicken Soup business opportunity presented in the license agreement executed on May 1, 2000 with Chicken Soup for the Soul
Enterprises ("CSSE"), with a term ending on December 31, 2002. The Company planned to offer and sell a line of products derived from Chicken Soup brand, including silver-like paperweights, paper clip holders, and costume and fine jewelry along with other items under the terms of the agreement. The Company is required to pay a royalty of ten percent (10%) on sales of the products licensed from CSSE, with a minimum royalty of $50,000. The Company paid $15,000 at the time of signing the license with $10,000 due upon the first shipment of product. Efforts to terminate the license agreement were unsuccessful and CSSE has initiated litigation to recover the minimum royalty fee. The litigation is still pending.

           During the three months ending August 31, 2002, the Company and Marvel Entertainment mutually agreed to extend the term of the Company's X-Men and Marvel Character licenses for an additional six months. Marvel Entertainment also agreed to extend the June 30, 2002 minimum payment date for the Marvel Character license to December 31, 2002. All the activity regarding the license agreement with Marvel Entertainment is reflected in the Company's August 31, 2002, financial statements.

           During the three months ending August 31, 2002, the Company and Marvel Entertainment mutually agreed to terminate The Marvel Fan Club license and retire the fan club website. The Company will have no residual liability due Marvel Entertainment regarding this license.

           During the three months ending August 31, 2002, the Company started American Collectible Network distributors. Participating distributors will place unique entertainment, sports and music collectibles in various retail venues. The distributor determines if they wish to sell or consign the merchandise to the retailer. American Collectible Network Distributors will receive enough of the Company's exciting products for 12 point of purchase displays, a comprehensive training manual, seasoned support personnel, a dedicated website, drop shipping, on-line ordering, and on-site training. The distributors own their own business, controlling their time, cost and desired level of effort. Subsequent to August 31, 2002, after approximately seven months of effort, the American Collectibles Network distributor program was abandoned and resources were re-directed toward comic book stores nationally. Working from a database of more than five thousand listings, a telephone sales campaign was waged with the objective of opening new comic book store accounts. Initial results produced over one hundred new accounts with first orders in the $150 to $350 range. Pursuant to the successful sales of these products by the new comic book store accounts, re-orders may follow. The program remains in effect.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

SIX MONTHS ENDED AUGUST 31, 2002 COMPARED TO SIX MONTHS ENDED AUGUST 31, 2001.

           Net revenue for the six months ended August 31, 2002 was $48,989 and compared to net revenue of $11,817 for the six months ended August 31, 2001. The increase in revenue is due to the sale of items tied to the release of the Lord of the Rings and X-Men movies.

           The Company discontinued the operations of Music Art and Team Sports during the year ended February 28, 2002. The Company did not incur a gain or loss on the disposal of these subsidiaries since the Company unilaterally ceased operations of these subsidiaries and the assets and liabilities reverted back to the original owners as per the terms of the original acquisition agreements. The assets were comprised of accounts receivable, inventory, fixed assets and goodwill. The liabilities were comprised of accounts payable and accrued expenses. A loss of $0 and $515,866 was incurred from the discontinued operations of these subsidiaries for the six months ended August 31, 2002 and 2001, respectively.

           Cost of sales for the six months ended August 31, 2002 increased by $62,210 from the six months ended August 31, 2001. Cost of sales as a percentage of revenues increased to 144.9% for the six months ended August 31, 2002 as compared to 74.5% for the same period last year. This increase was mainly attributable to the cost of producing and shipping samples for new products, as well as the Company was actively developing both new products and new distribution channels, as our business model changed after September 11. The Company also produced hundreds of samples, which our sales force used to attain future orders from buyers who, because of the difficult retail environment, required actual samples rather than the previous method of buying from mock-ups or sell sheets.

           Selling, general and administrative expenses for the six months ended August 31, 2002 decrease to $836,558 from $904,247 for the same period the previous year. For the six months ended August 31, 2002 and August 31, 2001 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $539,419 and $192,792 respectively. Staffing decreased to five full time employees and one-part time consultants for marketing and licensing for the six months ended August 31, 2002 as compared to seven full-time and one part time employees for the same period of the previous year. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the six months ended August 31, 2002, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $21,879 versus charges of approximately $12,200 for the same period the previous year. As previously mentioned, all goodwill related to Music Art and Team Sports has been reclassified to discontinued operations.

           The Company incurred interest expense of $117,150 for the six months ended August 31, 2002 as compared to $195,713 for the same period the previous year due to decreased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $75,000 and $0 of interest expense respectively for the six months ended August 31, 2002 and 2001 respectively.

           As a result of the above, the Company had a net loss of $904,950 for the six months ended August 31, 2002 as compared to a net loss of $1,612,808 for the same period last year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE  MONTHS  ENDED  AUGUST 31, 2002  COMPARED TO THREE MONTHS ENDED AUGUST 31,
2001.

           Net revenue for the three months ended August 31, 2002 was $8,756 compared to net revenue of $5,351 for the three months ended August 31, 2001. The increase in revenue resulted primarily from the sale of items tied to the release of the Lord of the Rings and X-Men movies.

           The Company discontinued the operations of Music Art and Team Sports during the year ended February 28, 2002. The Company did not incur a gain or loss on the disposal of these subsidiaries since the Company unilaterally ceased operations of these subsidiaries and the assets and liabilities reverted back to the original owners as per the terms of the original acquisition agreements. The assets were comprised of accounts receivable, inventory, fixed assets and goodwill. The liabilities were comprised of accounts payable and accrued expenses. A loss of $0 and $47,198 was incurred from the discontinued operations of these subsidiaries for three months ended August 31, 2002 and 2001, respectively.

           Cost of sales for the three months ended August 31, 2002 increased by $3,811 from the three months ended August 31, 2001. Cost of sales as a percentage of revenues increased to 106.5% for the three months ended August 31, 2002 as compared to 103.0% for the same period last year. The increase in cost of sales as a percent of revenues for the three months ended August 31, 2002 over the same period the previous year is primarily due to lack of sales volume and increase shipping cost, as well as the Company was actively developing both new products and new distribution channels, as our business model changed after September 11. The Company also produced hundreds of samples, which our sales force used to attain future orders from buyers who, because of the difficult retail environment, required actual samples rather than the previous method of buying from mock-ups or sell sheets.

           Selling, general and administrative expenses for the three months ended August 31, 2002 increased to $612,537 from $430,199 for the same period the previous year. For the three months ended August 31, 2002 and August 31, 2001 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $458,419 and $55,600, respectively. Staffing decreased to five full time employees and one-part time consultants for marketing and licensing for the three months ended August 31, 2002 as compared to seven full-time and one part time employees for the same period the previous year. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the three months ended August 31, 2002, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $9,450 versus charges of approximately $7,000 for the same period the previous year. As previously mentioned, all goodwill related to Music Art and Team Sports has been reclassified to discontinued operations.

           The Company incurred interest expense of $96,854 for the three months ended August 31, 2002 as compared to $69,680 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features.

           As a result of the above, the Company had a net loss of $709,960 for the three months ended August 31, 2002 as compared to a net loss of $547,240 for the same period last year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

           Since the Company's inception, it has experienced significant operating and net losses that it has been able to fund by obtaining private capital. The Company, therefore, cannot predict if and when it will generate income from operations and if it will be able to raise sufficient capital necessary to fund future operations. As of August 31, 2002, the Company had an accumulated deficit of $18,058,793. This deficit arose from operating losses and not any particular transaction or transactions. The Company has not generated sufficient revenues to meet its operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

           As of August 31, 2002, the Company had a working capital deficiency of $4,267,943. The working capital deficit as of August 31, 2002 is a direct result of the unprofitable operations for the six months ended August 31, 2002 that resulted in cash used in operating activities of $111,210. The Company had an ending cash balance of $590 at August 31, 2002.

           The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the six months ended August 31, 2002, the Company received the following capital infusions: approximately $25,000 from issuance of common stock and exercise of stock options and approximately $117,145 from other borrowings. During the three months ended August 31, 2002, the Company made payments of approximately $30,484.

            An event of default has occurred regarding various convertibles secured debenture in that the Company did not have an effective registration statement within 150 days of the debenture sale. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture. Subsequent to August 31, 2002, the convertible secured debenture holders converted $62,835 of this debt into 71,776,810 shares of the Company's common stock and issued another $475,000 in convertible secured debenture to the Company.

           As of August 31, 2002, the Company had $889,506 in outstanding notes and loans payable, $96,800 in convertible subordinated debentures and $462,500 in outstanding convertible secured debentures. As of August 31, 2002, the Company had $1,294,156 in accounts payable, $1,216,942 in accrued expenses, accrued payroll and related taxes (These liabilities are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. The Company is currently making payments on its current federal payroll tax obligations and has agree to a payment plan for these prior obligations with the Internal Revenue Service), and $356,250 in accrued royalties.

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

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

           During the quarter the company issued 15,428,571 shares to 9 individuals who purchased the stock for an aggregate of $25,000 in cash. An officer of the company purchased 5,000,000 of these shares. The Company issued 27,607,285 shares to 22 individuals for services rendered. The shares have an aggregate market value of $458,419. A total of 9,000,000 of these shares were issued to an officer of the Company.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


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


                                         COLLECTIBLE CONCEPTS GROUP, INC.

Date:  July 26, 2004                       By: /s/ PAUL S. LIPSCHUTZ
                                              ----------------------
                                           Paul S. Lipschutz
                                           Chief Executive Officer

Date:  July 26, 2004                       By: /s/ PAUL S. LIPSCHUTZ
                                              ----------------------
                                           Paul S. Lipschutz
                                           Principal Financial Officer