Form 10QSB
period 2002-11-30
COLLECTIBLE CONCEPTS GROUP INC
filed 2004-07-26
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

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

                        COLLECTIBLE CONCEPTS GROUP, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION
         ITEM 1   Condensed Consolidated Balance Sheet As Of November 30, 2002 (Unaudited)          3

                  Condensed Consolidated Statements Of Operations For The Three Months Ended
                  November 30, 2002 And 2001 (Unaudited)                                            4

                  Condensed Consolidated Statements Of Operations For The Nine Months
                  Ended November 30, 2002 And 2001 (Unaudited)                                      5

                  Condensed Consolidated Statement Of Changes In Shareholders' Deficiency
                  For The Nine Months Ended November 30, 2002 (Unaudited)                           6

                  Condensed Consolidated Statements Of Cash Flows For The Nine Months Ended
                  November 30, 2002 And 2001 (Unaudited)                                            7

                  Notes To Condensed Consolidated Financial Statements for the Nine Months
                  Ended November 30, 2002 and 2001 (Unaudited)                                    8 - 18

         ITEM 2   Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                     18 - 26

         ITEM 3   Controls and Procedures                                                           26

PART II  OTHER INFORMATION

         ITEM 1   Legal proceedings                                                                 27
         ITEM 2   Changes in securities and use of proceeds                                         27
         ITEM 3   Defaults upon senior securities                                                   27
         ITEM 4   Submission of matters to a vote of security holders                               27
         ITEM 5   Other information                                                                 27
         ITEM 6   Exhibits and Reports on 8-K                                                       28

         SIGNATURES                                                                                 29

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                             CONDENSED BALANCE SHEET
                             AS OF NOVEMBER 30, 2002
                                   (UNAUDITED)
                                   -----------

                                     ASSETS

CURRENT ASSETS
  Cash                                                            $     17,924
  Accounts receivable, net                                               2,162
  Inventories                                                           10,565
                                                                  ------------
      Total Current Assets                                              30,651

PROPERTY AND EQUIPMENT, NET                                             43,849
Other assets                                                             4,500
                                                                  ------------

            TOTAL ASSETS                                          $     79,000
                                                                  ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Convertible secured debentures, net                             $    601,250
  Notes and loans payable, current portion                             795,365
  Loans payable - related parties                                       65,633
  Convertible subordinated debentures                                   96,800
  Accounts payable                                                   1,304,326
  Accrued expenses                                                   1,289,623
  Accrued royalties                                                    356,250
                                                                  ------------
      Total Current Liabilities                                      4,509,247
                                                                  ------------

NOTES AND LOANS PAYABLE, LONG-TERM PORTION                              15,000
                                                                  ------------

TOTAL LIABILITIES                                                    4,524,247
                                                                  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
  Common stock, $.001 par value, 700,000,000 shares
  authorized, 57,574,899 shares issued and outstanding                  57,575
  Common stock, to be issued (854,048 shares)                            5,681
  Additional paid-in capital                                        14,067,795
  Deferred equity-based expense                                       (250,000)
  Accumulated deficit                                              (18,326,298)
                                                                  ------------
      Total Shareholders' Deficiency                                (4,445,247)
                                                                  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                    $     79,000
                                                                  ============

          See accompanying notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                                   -----------

                                                       2002            2001
                                                  ------------     ------------
SALES                                             $      4,894     $     39,032

COST OF SALES                                            6,805          169,434
                                                  ------------     ------------

GROSS LOSS                                              (1,911)        (130,402)
                                                  ------------     ------------

OPERATING EXPENSES

  Selling, general and administrative                  224,606        1,140,899
                                                  ------------     ------------

LOSS FROM OPERATIONS                                  (226,517)      (1,271,301)
                                                  ------------     ------------

OTHER EXPENSE

  Interest expense                                      24,917           57,819
  Loss on settlement of debt and interest               16,071               --
                                                  ------------     ------------
        Total Other Expense                             40,988           57,819
                                                  ------------     ------------

LOSS BEFORE TAX PROVISION                             (267,505)      (1,329,120)
INCOME TAX PROVISION                                        --               --
                                                  ------------     ------------
LOSS FROM CONTINUING OPERATIONS                       (267,505)      (1,329,120)
LOSS FROM DISCOUNTED OPERATIONS                             --           (7,771)
                                                  ------------     ------------

NET LOSS                                          $   (267,505)    $ (1,336,391)
                                                  ============     ============

BASIC AND DILUTED LOSS PER SHARE
  Loss per share from continuing operations       $      (0.01)    $      (0.29)
  Loss per share from discontinued operations               --               --

BASIC AND DILUTED LOSS PER SHARE                  $      (0.01)    $      (0.29)
                                                  ============     ============

WEIGHTED AVERAGE SHARES USED IN NET LOSS
  CALCULATIONS - BASIC AND DILUTED                  45,302,183        4,663,695
                                                  ============     ============


          See accompanying notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                                   -----------

                                                       2002            2001
                                                  ------------     ------------
SALES                                             $     53,883     $     50,849

COST OF SALES                                           77,814          178,234
                                                  ------------     ------------

GROSS (LOSS)                                           (23,931)        (127,385)
                                                  ------------     ------------

OPERATING EXPENSES

  Selling, general and administrative                1,061,163        2,045,084
                                                  ------------     ------------

LOSS FROM OPERATIONS                                (1,085,094)      (2,172,469)
                                                  ------------     ------------

OTHER (EXPENSE) INCOME

  Interest expense                                    (142,068)        (253,532)
  Loss on settlement of debt and interest              (16,071)              --
  Forgiveness of debt                                   70,778               --
                                                  ------------     ------------
        Total Other Expense                            (87,361)        (253,532)
                                                  ------------     ------------

LOSS BEFORE TAX PROVISION                           (1,172,455)      (2,426,001)
INCOME TAX PROVISION                                        --               --
                                                  ------------     ------------

LOSS FROM CONTINUING OPERATIONS                     (1,172,455)      (2,426,001)
LOSS FROM DISCONTINUED OPERATIONS                           --         (523,698)
                                                  ------------     ------------

NET LOSS                                          $ (1,172,455)    $ (2,949,699)
                                                  ============     ============

BASIC AND DILUTED LOSS PER SHARE
  Loss per share from continuing operations       $      (0.04)    $      (0.58)
  Loss per share from discontinued operations               --            (0.12)
                                                  ------------     ------------

BASIC AND DILUTED LOSS PER SHARE                  $      (0.04)    $      (0.70)
                                                  ============     ============

WEIGHTED AVERAGE SHARES USED IN NET LOSS
 CALCULATIONS - BASIC AND DILUTED                   28,569,422        4,243,372
                                                  ============     ============


          See accompanying notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002
                                   (UNAUDITED)
                                   -----------


                                                                                                 Common Stock           Additional
                                                                   Common Stock                  To be issued            Paid-in
                                                              Shares         Amount         Shares         Amount        Capital
                                                           ------------   ------------   ------------   ------------   ------------
Balance, February 28, 2002                                    7,392,614   $      7,392         49,624   $         50   $ 13,183,269

Common stock issued for cash                                 15,428,572         15,429             --             --          9,571

Common stock issued for services rendered                    32,521,570         32,522             --             --        535,497

Common stock to be issued per anti-dilution provision                --             --        804,424          5,631         (5,631)

Conversion of notes and loans payable, convertible
subordinated debentures,  convertible secured debentures,
and related interest to common stock                          2,232,143          2,232             --             --         20,089

Beneficial conversion on convertible debentures                      --             --             --             --        325,000

Net loss, 2002                                                       --             --             --             --             --
                                                           ------------   ------------   ------------   ------------   ------------

Balance November 30, 2002                                    57,574,899   $     57,575        854,048   $      5,681   $ 14,067,795
                                                           ============   ============   ============   ============   ============

                                                            Deferred
                                                          Equity-Based      Accumulated
                                                             Expense          Deficit          Total
                                                           ------------    ------------    ------------
Balance, February 28, 2002                                 $         --    $(17,153,843)   $ (3,963,132)

Common stock issued for cash                                         --              --          25,000

Common stock issued for services rendered                            --              --         568,019

Common stock to be issued per anti-dilution provision                --              --              --

Conversion of notes and loans payable, convertible
subordinated debentures,  convertible secured debentures,
and related interest to common stock                                 --              --          22,321

Beneficial conversion on convertible debentures                (250,000)             --          75,000

Net loss, 2002                                                       --      (1,172,455)     (1,172,455)
                                                           ------------    ------------    ------------

Balance November 30, 2002                                  $   (250,000)   $(18,326,298)   $ (4,445,247)
                                                           ============    ============    ============


          See accompanying notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                  (UNAUDITED)
                                  -----------

                                                                      2002             2001
                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (1,172,455)    $ (2,949,699)
  Loss from discontinued operations                                         --          523,698
                                                                  ------------     ------------
  Loss from continuing operations                                   (1,172,455)      (2,426,001)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation                                                         17,792           16,482
   Amortization of debt discount and interest                               --           47,201
   Amortization of deferred debt expense                                75,000               --
   Amortization of deferred compensation                                    --           10,500
   Provision for doubtful accounts                                          --           15,301
   Common stock issued for services rendered                           568,019          432,164
   Debt forgiveness                                                    (70,778)              --
   Loss on debt conversion                                              16,071               --
  Changes in operating assets and liabilities, net of
  discontinued operations:
   Accounts receivable                                                  39,658           15,049
   Inventories                                                              --          197,598
   Prepaid royalties                                                        --           55,486
   Prepaid expenses and other                                               --           (2,005)
   Accounts payable and accrued expenses                               301,325          722,099
   Accrued royalties                                                        --          218,456
                                                                  ------------     ------------
   Net Cash Used In Continuing Operations                             (225,368)        (697,670)
   Net Cash Used In Discontinued Operations                                 --          (25,996)
                                                                  ------------     ------------
   Net Cash Used In Operating Activities                              (225,368)        (723,666)
                                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        --          (23,214)
                                                                  ------------     ------------
  Net Cash Used In Investing Activities                                     --          (23,214)
                                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings, net of financing fees                                    220,000          591,950
  Proceeds from issuance of common stock and exercise
   of stock options, net                                                25,000          212,528
  Repayment of notes and loans payable                                 (30,096)         (57,179)
  Proceeds from notes and loans payable                                 49,863               --
  Repayment of loans payable - related parties                         (23,896)              --
  Proceeds from loans payable - related parties                          2,282               --
                                                                  ------------     ------------
  Net Cash Provided by Financing Activities                            243,153          747,299
                                                                  ------------     ------------

NET INCREASE IN CASH                                                    17,785              419

CASH - BEGINNING OF PERIOD                                                 139              222
                                                                  ------------     ------------

     CASH - END OF PERIOD                                         $     17,924     $        641
                                                                  ============     ============


          See accompanying notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2002
                                    UNAUDITED
                                    ---------

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

       (B) BASIS OF PRESENTATION

       These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the nine months ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ended February 28, 2003. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2002.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2002
                                    UNAUDITED
                                    ---------

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

       (F) STOCK-BASED COMPENSATION

       The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB Opinion 25 ("Accounting for Stock Issued to Employees") in accounting for stock options issued to employees. Accordingly, no compensation has been recognized for the nine months ended November 30, 2002. Compensation cost that would have been recognized in accordance with the basis of fair value pursuant to SFAS No. 123, if the Company had so elected, would have been $0 for the nine months ended November 30, 2002, and would not have affected pro-forma net loss per share. There has been no stock option activity since February 28, 2002.

       (G) RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which was required to be adopted for fiscal year 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of, goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also requires the Company to complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. SFAS No. 142 requires completion of this first step within the first nine months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss. The second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2002
                                    UNAUDITED
                                    ---------


       over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Upon the initial adoption, any impairment loss identified will be presented as a change in accounting principle, net of applicable income tax benefit, and recorded as of the beginning of that year. Subsequent to the initial adoption, any impairment loss recognized would be recorded as a charge to income from operations.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2002
                                    UNAUDITED
                                    ---------


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2002
                                    UNAUDITED
                                    ---------


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2002
                                    UNAUDITED
                                    ---------


       Management does not expect the adoption of these statements' pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2 GOING CONCERN

       The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of November 30, 2002, the Company had a working capital deficiency of $4,478,596 and a shareholders' deficiency of $4,445,247 and for the nine months ended November 30, 2002, the Company had a net loss from operations of $1,172,455 and a net cash used in operations of $225,368. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. To generate additional revenues and the working capital needed to continue and expand operations, the Company has committed to a plan for reducing expenses, increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operating expenses.

       These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 DISCONTINUED OPERATIONS

       The Company discontinued the operations of Music Art and Team Sports during the year ended February 28, 2002. The Company did not incur a gain or loss on the disposal of these subsidiaries since the Company unilaterally ceased operations of these subsidiaries and the assets and liabilities reverted back to the original owners as per the terms of the original acquisition agreements. The assets were comprised of accounts receivable, inventory, fixed assets and goodwill. The liabilities were comprised of accounts payable and accrued expenses. A loss of $0 and $7,771 was incurred from the discontinued operations of these subsidiaries for three months ended November 30, 2002 and 2001, respectively. A loss of $0 and $523,698 was incurred from the discontinued operations of these subsidiaries for the nine months ended November 30, 2002 and 2001, respectively.

NOTE 4 CONVERTIBLE SECURED DEBENTURES

       On November 26, 2002, the Company issued $250,000 of convertible secured debentures to a group of investors. These debentures mature on November 26, 2003 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This resulted in a beneficial conversion feature in the amount of $250,000, (since it is limited to the amount received) which is being amortized over the term of the loan. As of November 30, 2002, the Company has recognized interest expense of $0 and has deferred $250,000.

       On May 28, 2002, the Company issued a $75,000 convertible secured debentures to a group of investors with a conversion price of 50% of the average of the lowest three intraday trading prices during the twenty days immediately preceding conversion. This resulted in a

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2002
                                    UNAUDITED
                                    ---------


       beneficial conversion feature of $75,000, which has been fully recognized as an expense at November 30, 2002. The debentures bear interest of 12% simple interest per annum and matured on July 28, 2002. The debentures are convertible into shares of the Company's common stock at any time at the holder's option equal to the quotient of (a) the aggregate amount of the principle and accrued interest and unpaid interest to be so converted by (b) the conversion price. As of the date of this report, these debentures are still unpaid in total and are in default.

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

NOTE 5 NOTES AND LOANS PAYABLE

       As of November 30, 2002, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures February 28, 2006. The balance of the notes and loans payable are in default and remain unpaid in total as of the date of this report.

       The Company has a loan payable of approximately $65,633, which is included in loans payable - related parties in the accompanying consolidated balance sheet, due to the Company's president and related parties as of November 30, 2002. During the nine months ended November 30, 2002, the Company recorded interest expense of approximately $4,353

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2002
                                    UNAUDITED
                                    ---------


       relating to loans from its president and related parties and approximately $80,866 in accrued interest was payable relating to these loans as of November 30, 2002 which is recorded in accrued interest in the accompanying consolidated balance sheet. (See Note 9).

NOTE 6 CONVERTIBLE SUBORDINATED DEBENTURES

       The Company has outstanding $96,800 of convertible subordinated debentures as of November 30, 2002. The debentures bear interest at rates ranging from 10% to 12% per annum and matured at various times through August 2001. The debentures are in default and remain unpaid in total as of the date of this report. Each $1,000 unit is convertible at any time at the holder's option, into between 143 and 1,429 shares of Company common stock for an aggregate of 55,714 common shares.

NOTE 7 COMMON STOCK

       In July 2002, the Company authorized a 1 for 70 reverse stock split. As a result of the reverse stock split, all capital stock shares and amounts and per share data have been retroactively restated for all periods presented.

       In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution of 1.603%. The Company has not issued the respective shares of 854,048 as of November 30, 2002 to the third party. These shares are recorded as common stock to be issued with a corresponding decrease to additional paid in capital.

       During the nine months ended November 30, 2002, the Company received $25,000 from the issuance of 15,428,572 shares of common stock.

       During the nine months ended November 30, 2002, the Company converted $6,250 of debentures, notes and loans payable and related accrued interest into 2,232,143 shares of common stock having a fair value of $22,321. The conversions of debt to stock were based upon negotiated conversion prices with the debtors (See Note 4).

       From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $568,019 and $137,192 for the nine months ended November 30, 2002. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. The number of shares of common stock issued for services performed in the nine months ended November 30, 2002 and 2001 was 32,521,570.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2002
                                    UNAUDITED
                                    ---------


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

       (B) CONTINGENCIES

       In the normal course of business the Company is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any amounts of cost that may be incurred in excess of those amounts provided as of November 30, 2002 cannot currently be determined.

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

       (C) OTHER CONTINGENCIES

       The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The liability is approximately $237,250 as of November 30, 2002, which includes penalties and interest and is included in accrued liabilities on the consolidated balance sheet.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2002
                                    UNAUDITED
                                    ---------


NOTE 9 RELATED PARTY TRANSACTIONS

       The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of November 30, 2002, the amount of salary deferred was approximately $238,250.

       The Company has a loan payable of approximately $65,633, which is included in loans payable - related parties in the accompanying consolidated balance sheet, due to the Company's president and related parties as of November 30, 2002. During the nine months ended November 30, 2002, the Company recorded interest expense of approximately $4,353 relating to loans from its president and related parties and approximately $80,866 in accrued interest was payable relating to these loans as of November 30, 2002 which is recorded in accrued interest in the accompanying consolidated balance sheet.

NOTE 10 NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

       During the nine months ended November 30, 2002, the Company entered into the following non-cash transactions:

       The Company converted $15,000 of notes and loans payable, $6,250 of convertible secured debentures, $0 of convertible subordinated debentures and $0 of related accrued interest into 2,232,143 shares of common stock.

       During the nine months ended November 30, 2001, the Company entered into the following non-cash transactions.

       The Company converted $36,000 of notes and loans payable, $12,500 of convertible secured debentures, $40,000 of convertible subordinated debentures and $16,033 of related accrued interest into 156,390 shares of common stock having an aggregate fair value of $188,391. Since the conversions were based upon negotiated conversion prices with the debtors the Company incurred a loss of $83,858 as the fair market value of the Company's common stock on the date of the conversion was more than the negotiated conversion prices.

       The Company converted $129,113 of notes and loan payable into 83,558 shares of common stock.

       Cash payments for interest expense were immaterial for the nine months ended November 30, 2002 and 2001.

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

       During the three months ended November 30, 2002, the Company was served with an Order of Permanent Injunction by New Line Cinema enjoining it from distributing any goods or services relating to "Austin Powers" or the "Lord of the Rings". Sales of Austin Power products were insufficient to pay the minimum royalty at the contractual royalty rates although a payment of $35,000 was made in November 2001 and was applied to the Austin Powers minimum royalty requirement. Shortly after the injunction, New Line Cinema initiated litigation against the company for license infringement seeking $5 million in damages. The Company and New Line Cinema have since reached a settlement agreement resolving the litigation. Under the

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


agreement, the terms of the settlement are strictly confidential however the Company believes that the settlement will not have a material adverse effect on the Company.

       During the three months ended November 30, 2002, the Company also outsourced its internal accounting functions. Stein, Feldman and Sampson, LLC, has been retained to provide the Company's general accounting and bookkeeping requirements. This engagement is intended to improve the Company's efficiency in reporting and strengthen fiscal controls.

       During the three months ended November 30, 2002, the Company issued $250,000 in convertible debentures. The debentures have a 15% coupon and a one-year maturity. Conversions to common stock are at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This resulted in a beneficial conversion feature in the amount of $250,000 (since it is limited to the amount of funds received), which is being amortized over the term of the loan. The funds are held in escrow and made available to the company "as needed" on a draw down basis each month. The investor and the Company have an agreement which also provided for an additional $405,000 to be made available subsequent to the completion of those items required to bring the Company back into compliance with SEC reporting requirements and the implementation of a registration statement for the securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which was required to be adopted for fiscal year 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of, goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also requires the Company to complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. SFAS No. 142 requires completion of this first step within the first nine months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss. The second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Upon the initial adoption, any impairment loss identified will be presented as a change in accounting principle, net of applicable income tax benefit, and recorded as of the beginning of that year. Subsequent to the initial adoption, any impairment loss recognized would be recorded as a charge to income from operations.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 2001.

       Net revenue for the nine months ended November 30, 2002 was $53,883 and compared to net revenue of $50,849 for the nine months ended November 30, 2001. The increase in revenue was primarily due to the sales of X-Men products.

       The Company discontinued the operations of Music Art and Team Sports during the year ended February 28, 2002. The Company did not incur a gain or loss on the disposal of these subsidiaries since the Company unilaterally ceased operations of these subsidiaries and the assets and liabilities reverted back to the original owners as per the terms of the original acquisition agreements. The assets were comprised of accounts receivable, inventory, fixed assets and goodwill. The liabilities were comprised of accounts payable and accrued expenses. A loss of $0 and $523,698 was incurred from the discontinued operations of these subsidiaries for the nine months ended November 30, 2002 and 2001.

       Cost of sales for the nine months ended November 30, 2002 decreased by $100,420 from the nine months ended November 30, 2001. Cost of sales as a percentage of revenues decreased to 144.4% for the nine months ended November 30, 2002 as compared to 350.5% for the same period last year. This decrease was mainly attributable to the slow down in production of samples for new products.

       Selling, general and administrative expenses for the nine months ended November 30, 2002 decreased to $1,061,163 from $2,045,084 for the same period the previous year. For the nine months ended November 30, 2002 and November 30, 2001 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of $568,019 and $432,146 respectively. Staffing decreased to five full time employees and one-part time consultants for marketing and licensing for the nine months ended November 30, 2002 as compared to seven full-time and one part time employees for the same period of the previous year. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the nine months ended November 30, 2002, the Company incurred charges relating to the costs of producing the

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


samples as well as the related package design of $21,879 versus charges of $12,902 for the same period the previous year. As previously mentioned, all goodwill related to Music Art and Team Sports has been reclassified to discontinued operations.

       The Company incurred interest expense of $142,068 for the nine months ended November 30, 2002 as compared to $253,532 for the same period the previous year due to decreased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features.

       As a result of the above, the Company had a net loss of $1,172,455 for the nine months ended November 30, 2002 as compared to a net loss of $2,949,699 for the same period last year.

THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2001.

       Net revenue for the three months ended November 30, 2002 was $4,894 as compared to net revenue of $39,032 for the three months ended November 30, 2001. The decrease in revenue resulted primarily from a reduction in sales of the Marvel fan club.

       The Company discontinued the operations of Music Art and Team Sports during the year ended February 28, 2002. The Company did not incur a gain or loss on the disposal of these subsidiaries since the Company unilaterally ceased operations of these subsidiaries and the assets and liabilities reverted back to the original owners as per the terms of the original acquisition agreements. The assets were comprised of accounts receivable, inventory, fixed assets and goodwill. The liabilities were comprised of accounts payable and accrued expenses. A loss of $0 and $7,771 was incurred from the discontinued operations of these subsidiaries for the three months ended November 30, 2002 and 2001.

       Cost of sales for the three months ended November 30, 2002 decreased by $162,629 from the three months ended November 30, 2001. Cost of sales as a percentage of revenues decreased to 139.0% for the three months ended November 30, 2002 as compared to 434.1% for the same period last year. The decrease in cost of sales as a percent of revenues for the three months ended November 30, 2002 over the same period the previous year is primarily due to a write down in inventory in the three months ended November 30, 2001.

       Selling, general and administrative expenses for the three months ended November 30, 2002 decreased to $224,606 from $1,140,899 for the same period the previous year. For the three months ended November 30, 2002 and November 30, 2001, the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of $28,600 and $239,354, respectively. Staffing decreased to five full time employees and one-part time consultants for marketing and licensing for the three months ended November 30, 2002 as compared to seven full-time and one part time employees for the same period the previous year. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the three months ended November 30, 2002 and 2001, the Company did not incur charges relating to the cost of producing samples or related package designs. As previously mentioned, all goodwill related to Music Art and Team Sports has been reclassified to discontinued operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       The Company incurred interest expense of $24,917 for the three months ended November 30, 2002 as compared to $57,819 for the same period the previous year due to decreased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features.

       As a result of the above, the Company had a net loss of $267,505 for the three months ended November 30, 2002 as compared to a net loss of $1,336,891 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

       Since the Company's inception, it has experienced significant operating and net losses that it has been able to fund by obtaining private capital. The Company, therefore, cannot predict if and when it will generate income from operations and if it will be able to raise sufficient capital necessary to fund future operations. As of November 30, 2002, the Company had an accumulated deficit of $18,326,298. This deficit arose from operating losses and not any particular transaction or transactions. The Company has not generated sufficient revenues to meet its operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern

       As of November 30, 2002, the Company had a working capital deficiency of $4,478,596. The working capital deficit as of November 30, 2002 is a direct result of the unprofitable operations for the nine months ended November 30, 2002 that resulted in cash used in operating activities of $225,368. The Company had an ending cash balance of $17,924 at November 30, 2002.

       The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the nine months ended November 30, 2002, the Company received the following capital infusions:
$25,000 from issuance of common stock and exercise of stock options and $272,145 from other borrowings. During the nine months ended November 30, 2002, the Company made payments of approximately $53,992.

       An event of default has occurred regarding various convertibles secured debenture in that the Company did not have an effective registration statement within 150 days of the debenture sale. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture. Subsequent to November 30, 2002, the convertible secured debenture holders converted $56,585of this debt into 67,918,099 shares of the Company's common stock and issued another $405,000 in convertible secured debenture to the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       As of November 30, 2002, the Company had $875,998 in outstanding notes and loans payable, $96,800 in convertible subordinated debentures and $601,250 in outstanding convertible secured debentures. As of November 30, 2002, the Company had $1,304,326 in accounts payable, $1,289,623 in accrued expenses, accrued payroll and related taxes (These liabilities are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. The Company is currently making payments on its current federal payroll tax obligations and has agreed to a payment plan for these prior obligations with the Internal Revenue Service.), and $356,250 in accrued royalties.

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

ITEM 3 - CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of November 30, 2002, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Principal Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

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

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

           During the quarter, the Company issued 2,600,000 shares to 2 individuals for services render. The shares have an aggregate fair market value of $28,600 based on the market price on the dates of issuance. The Company also issued 2,232,143 shares of stock in exchange for $6,250 of convertible debentures. The shares have an aggregate market value of $22,321.

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

                        COLLECTIBLE CONCEPTS GROUP, INC.

Date:  July 26, 2004                   By: /s/ PAUL S. LIPSCHUTZ
                                          --------------------------------------
                                       Paul S. Lipschutz
                                       Chief Executive Officer

Date:  July 26, 2004                   By: /s/ PAUL S. LIPSCHUTZ
                                          --------------------------------------
                                       Paul S. Lipschutz
                                       Principal Financial Officer