Form 10KSB
period 2003-02-28
COLLECTIBLE CONCEPTS GROUP INC
filed 2004-07-30
CIK 1106946

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED FEBRUARY 28, 2003.

                                    000-30703
                             Commission File Number

                        COLLECTIBLE CONCEPTS GROUP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


          Delaware                                              95-4026880
---------------------------                                 ------------------
State or other jurisdiction                                    IRS Employer
      of incorporation                                      Identification No.


          1600 Lower State Road, Doylestown, PA 18901, (215) 491-1075
         -------------------------------------------------------------
         (Address and telephone number of principal executive offices)

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

The registrant's revenues from continuing operations for the year ended February 28, 2003 were $82,935.

As of June 30, 2004, the aggregate market value of the common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $950,082.

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

         Our roots are in the production and distribution of collectible items principally related to various sports. Following what management perceived to be a change in consumer trends from high end sports collectibles to more commodity types of sports items such as trading cards, we modified our business direction and refocused our efforts on the emerging consumer interest in entertainment related collectibles. This redirection to the entertainment markets required a significant development effort on our part, particularly in terms of the procurement of new licenses and marketing privileges necessary to produce and distribute collectibles in this new marketing area. Beginning in 1999 , we proceeded to obtain licenses, from Marvel for its X-Men, Spiderman and Hulk movies as well as well as licenses to produce products related to the Terminator 1, 2 and 3 movie series. Expanding on our plan to provide entertainment related goods; we also purchased licenses from Marvel for its comic book characters and additional licenses for the Three Stooges and Chicken Soup for the Soul (terminated December 31, 2002). With our acceptance by the entertainment community as a provider of high quality collectibles, we proceeded to secure more licenses including Planet of the Apes, Farscape, Stan Lee Media, Vern Troyer and Titan Motorcycle Company. Items covered by these licenses included hanging wall scrolls produced in a silk-like fabric, collector pins, sculpted items and items shown in the film such as dog tags, rings and replicas of jet airplanes. While we were successful in presenting the Company to the entertainment marketplace as a viable licensee, we made significant investments in the cost of these licenses both in terms of the down payments and, importantly, the guaranteed royalties stipulated under the license agreements. Additional investment both in dollars and human resources was also required to develop the authorized products. These expenditures taxed our financial resources placing serious limitations on our ability to deliver products in a timely fashion, a crucial requirement when consumer demand is driven by scheduled events such as movie releases. This proved to be a major factor in the decline in our revenues for the current fiscal year.

         Music Art: On June 5, 2000, we acquired Music Art Corporation in consideration of 14,286 shares of our common stock. Through the transaction, Music Art became a wholly owned subsidiary of ours. We acquired certain databases and the inventory of Music Art's music and entertainment memorabilia. The value of the inventory was $36,056 and computer equipment was $1,368, which represented the majority of the physical assets acquired. The purchase price for Music Art was negotiated between the president of Music Art and our president. Music Art's business consisted of the marketing and sale of reproductions of signed lithographs of the Rolling Stones and photos of Bruce Springsteen signed by well known rock photographer, Phil Cecola, a famous rock-and-roll group photographer. The tangible assets acquired primarily consisted of Rolling Stones signed lithographs and photos of Bruce Springsteen signed by Phil Cecola. We did not acquire any new distribution channels through the transaction. We did acquire a database owned by Music Art, consisting of several thousand named persons who had purchased Music Art products in the past along with individuals and businesses that previously had been contacted by Music Art with a view to distribution of its products. The license relating to the Rolling Stones covers the marketing and sale of 16 signed in-plate lithographs based on their album covers and tour art. A royalty of twenty five percent (25%) was required to be paid based on net sales of these lithographs with a fixed minimum for framed and unframed pieces. The license agreement under which these products are being sold expired September 30, 1999 with subsequent sales being sold pursuant to an unwritten extension under the same terms and conditions as the license agreement. One of the major assets of Music Art was its license with the Rolling Stones who were expected to extend Music Art's license in anticipation of going on tour. When the Rolling Stones decided not to go on tour until 2002 we anticipated obtaining other licenses for Music Art during fiscal 2002, however, these did not materialize. We believe the license associated with this acquisition has expired and has determined that the cost to renew is not justified by the potential short-term revenue stream. As of February 28, 2002, all goodwill related to Music Art has been reclassified to discontinued operations.

         In July/August, 2000, our subsidiary, Team Sports Specialties, Inc. acquired the assets of Rooter Rattle, Ltd. Part of the consideration for that acquisition was shares of our common stock. In connection with the acquisition, we agreed with Rooter Rattle that if certain conditions with respect to our stock issued to Rooter Rattle were not met on or before the first anniversary of closing, we would either pay Rooter Rattle an amount of $545,000 or transfer to Rooter Rattle, free and clear of all liens and encumbrances, the stock of Team Sports. The conditions with respect to our common stock were not met, and therefore under the agreement, we were required to pay to Rooter Rattle $545,000 or deliver the stock of Team Sports free and clear of all encumbrances. In addition, we have not paid the $30,000 principal outstanding on a Promissory
Note issued to Rooter Rattle in connection with the acquisition, and the Note is in default. August 2002, we received notice from the partners of Rooter Rattle, LP declaring our wholly-owned subsidiary, Team Sports Specialty Corporation in default under certain terms of the August 3, 2000 Purchase and Sale Agreement between Team Sports and Rooter Rattle, LP. The partners of Rooter Rattle, LP and we have verbally agreed to have all assets of Team Sports, less certain liabilities to the extent that the liabilities would exceed the assets given back to Rooter Rattle, LP by $150,000, would revert back to Rooter Rattle, LP as provided for in the event of default as defined in the agreement. We have not recognized any revenue from Team Sport Specialties Corporation since of August 1, 2001. As of February 28, 2002, all goodwill related to Team Sports has been reclassified to discontinued operations.

                              CURRENT PRODUCT LINES

         Following the migration to entertainment related licenses, our product line is currently comprised of items principally related to movie releases and other figures including comic book characters. Revenues for the current year were derived principally from the sale of X-Men, Lord of the Rings and Marvel character products. These included wall scrolls depicting images from Marvel comic books and the Lord of the Rings movie printed on silk-like fabrics, and letter openers, dog tags, replicas of a jet plane and rings from the X-Men movie. Additional revenues were also produced from the sale of products related to Terminator and Austin Powers licenses. The Lord of the Ring and Austin Powers licenses were terminated in September 2002 as a result of the New Line Cinema legal actions, and this significantly impacted sales because the Company was unable to continue to market popular product under these licenses.

                              DISTRIBUTION CHANNELS

         We sell our collectible and high-end novelty products through retailers, distributors, department stores and catalogers. Historically, we have placed our products in over 4,500 retail locations including Spencer Gifts, Claire's Boutique, Musicland, Tower Records, Halloween and costume shops, and a growing list of retailers. We entered the Internet E-commerce world with our websites: Austin Powers Collector's Club.com, Mini-V.com, collectbaseball.com, X-menclub.com, MarvelFanclub.com and Terminator website. Revenues from these web sites proved to be insufficient to cover the costs of maintaining them and we decided to eliminate our proprietary web sites in favor of selling our products through established Internet sites such as Amazon.com, BigE.com, Newline.com, Toysrus.com, iQVC.com, Moletown.com, Musicland.com, Boscos.com, Anotheruniverse.com, Galacticquest.com, and Nightflightcomics.com.

                       SUBSEQUENT EVENTS AND DEVELOPMENTS

         In August 2003, we reevaluated our business strategy viewing it in the light of our declining performance in producing products in time for movie releases and the resulting loss of potential revenue, profits and operating income. It was determined that we did not have sufficient capital or human resources to assume the full responsibility for all aspects of the business and, in particular, the high cost of product development, manufacturing and inventory. Furthermore, any financing we were successful in obtaining was utilized in maintaining basic operations and conducting the necessary accounting and other functions required to bring our filings up to date and back into compliance with SEC regulations. Therefore, we proceeded to restructure the business in an effort to leverage our strengths and move the responsibility for those elements that we deemed unable to manage in a cost effective or efficient way, to third parties. This strategy was more than simply outsourcing various operating functions although we did outsource several administrative components including internal accounting, fulfillment and warehousing. The new business configuration was designed to go beyond traditional outsourcing maneuvers and was intended to eliminate our role as primary party in the development and manufacturing of products and allow us to focus our activity on those things that we believe we are best equipped to execute; obtaining important licenses, product conception and design, and marketing and distribution.

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

         LogoLite: In February of 2003 the Company entered into a Joint Venture called LogoLite with Jade Accessories, Inc. located in Pennsylvania. The products are mobile telephone batteries bearing various licensed images or logos. Under the terms of the joint venture agreement, Jade Accessories is responsible for providing the batteries, which are replacement batteries for most popular brands of mobile telephones. These are specially configured batteries containing a series of lights that can be arranged in prescribed designs, colors and flashing sequences. The battery case is laser cut with logos or images authorized under licenses we have or are obtaining. The laser cut images are translucent and when a call is received or initiated, the lights on the battery begin flashing and appear vividly through the translucent image on the battery case. We are responsible for obtaining the necessary licenses, design of the images and the marketing of the products. Jade Accessories is responsible for the provision of the finished products in accordance with the specifications supplied by us. The LogoLite battery products are targeted primarily at the collegiate and professional sports markets. As of the date of this report, nothing has transpired under this joint venture.

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

                               MARKETING STRATEGY

         We create and market unique collectible products for the entertainment and sports markets. We are not a manufacturer, but rather source our products from a wide range of manufacturing partners throughout the world. We market our products primarily through various distributors and independent sales organizations that collectively cover all of North America. We utilize outside sales representatives to sell to the toy, gift, electronic, auto, novelty, Halloween costume, food and drug chains and distributors. We also market our merchandise directly to consumers online through established websites such as Amazon.com and others. Our independent representatives also sell to mass merchandisers such as Target, Wal-Mart and K-Mart as well as smaller chains and independently owned stores. The independent sales representatives take orders from customers for our products. We introduced a "Time Stock Rotation Program" for retail store clients. The "Time Stock Rotation Program" is based upon the "Plan -O-Gram" practice whereby the major retail chains control their inventory and keep products on the shelf through this inventory management technique. By using this method when a sale is recorded at the checkout the system immediately registers the sale in the inventory control program and replacement product is ordered automatically to insure full stock at all times. We have taken and modified this concept and made it accessible to smaller chains and independent retailers. "Time Stock Rotation Program" monitors the inventory of these retail chains and makes new products available to them through a rotation process where older items are replaced with higher selling items. We plan to explore new markets that will enable us to leverage our strengths in licensing and distribution and expand our product lines to address more stable and mainstream markets.

         We do not believe we can clearly define the cash needs to stabilize and expand our business. We continue to investigate various merger and acquisition opportunities and routinely examined license opportunities. Accordingly, there may be significant variation in the range of dollars needed if any of these potential business arrangements come to fruition. In general, the fixed cost of a license, or minimum royalty, can range from $10,000 to $50,000, plus royalties earned over the minimum, and would normally cover a two or three-year period. While we have refocused our business model to ameliorate traditional product development and production costs, actual costs will vary depending upon the nature and type of the product to be developed and the expected revenue stream to the licensor. Our pre-production activity includes prototype and sample package and display artwork and models, all of which may go through several iterations as both we and the licensor review the samples. Historically, pre-production costs also included tooling costs, which were capitalized, and the other pre-production costs that were expensed. In the past, these pre-production costs have ranged from $5,000 to $100,000.

         As of February 28, 2003, we had accounts payable and accrued expenses of approximately $2,989,753 and over $1,612,737 in loans, notes and debentures due or coming due within the next 12 months. We do not currently have sufficient financial resources to meet these obligations and will depend on new outside financing to satisfy our pending obligations. We also lack adequate financial resources to purchase inventory and meet all of the financial commitments necessary to enter into new product ventures, and will depend on new outside financing to further these efforts. There can be no assurance that we will be able to obtain additional adequate outside financing to purchase inventory, meet our current obligations or continue to expand our operations. We would not be able to continue at our current staffing and expense levels without additional cash from cash sales, collection of accounts receivable or additional funding.

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

                                  MANUFACTURERS

         We do not manufacture our own products, but rely on outside manufacturers. Several of these outside manufacturers are located overseas and we believe that there are sufficient numbers of manufacturers that we will not have to rely upon any single source and will be able to obtain alternative manufacturing facilities if chosen manufacturers do not perform. We generally enter into exclusive manufacturing agreements with our manufacturers for a single product, but may use various manufacturers for all of the products in a series. The main raw materials used by our manufacturers are plastics, pewter, resins and packaging material. We do not believe that there is any significant risk of shortages in these raw materials, nor is fluctuation in the price of these raw materials likely to have an adverse impact on our costs or profit margins. All of our manufacturing agreements are U.S. dollar denominated, so we generally do not face exchange rate risks. Subsequent to February 28, 2003, we further ameliorated any potential risks associated with raw materials or the manufacture of products in general, by modifying our strategic business plan and deploying our efforts through partnerships and/or strategic relationships with entities that have products whose marketability may be enhanced by the addition of images or logos made possible by licenses we have or may obtain.

                              INTELLECTUAL PROPERTY

         We have several key licenses on which the continued success of our business is dependent. These include the license with Marvel for their Marvel Characters library and for collectibles related to the X-Men film, the licenses with Canal + DA and Creative Licensing for products related to the Terminator films.

EMPLOYEES

         As of February 28, 2003, we had five full time employees, of which two are management, two are marketing and one shipping and delivery. In addition, we had one part time employee and three independent consultants. We consider our relations with our employees to be good.

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

         We are required to pay a royalty of ten percent (10%) on sales of the products licensed from Chicken Soup for the Soul Enterprises, with a minimum royalty of $50,000. We paid $15,000 at the time of signing the license with $10,000 due upon the first shipment of product. Efforts to terminate the license agreement were unsuccessful and CSSE has threatened litigation to recover the minimum royalty fee. To date, we have not received either a summons or complaint. The balance of the minimum royalty has been accrued as of February 28, 2003.

         In September 2002, we were served with an Order of Permanent Injunction by New Line Cinema enjoining us from distributing any goods or services relating to "Austin Powers" or the "Lord of the Rings". Sales of Austin Power products were insufficient to pay the minimum royalty at the contractual royalty rates although a payment of $35,000 had been made in November 2001 and was applied to the Austin Powers minimum royalty requirement. Shortly after the injunction, New Line Cinema initiated litigation against us for license infringement seeking $5 million in damages. We and New Line Cinema have since reached a settlement agreement resolving the litigation. Under the agreement, the terms of the settlement are strictly confidential however; we believe that the settlement will not have a material adverse effect on us. The balance of the minimum royalty has been accrued as of February 28, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In July 2002 we voted to increase the number of authorized shares from 350,000,000 to 700,000,000. At the same time, we also voted to have a one for seventy reverse stock split.

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

                                           Low($)     High($)
                                           ------     -------
2003
----
First Quarter                               0.01       0.01
Second Quarter                              0.01       0.01
Third Quarter                               0.01       0.01
Fourth Quarter                              0.01       0.01

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

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

---------------------------- ----------------------- ---------------------- ---------------
         Purchaser           Shares of Common Stock       Price Paid         Date Issued
---------------------------- ----------------------- ---------------------- ---------------
Henry Konopka                       142,857                 $ 2,000         06/26/02
---------------------------- ----------------------- ---------------------- ---------------
Barry Schockley                     142,857                   2,000         06/26/02
---------------------------- ----------------------- ---------------------- ---------------
Richard Elmore                      142,857                   2,000         06/26/02
---------------------------- ----------------------- ---------------------- ---------------
Debra Lawson                      1,000,000                   2,000         08/09/02
---------------------------- ----------------------- ---------------------- ---------------
Robert Yastrzemski                1.000,000                   2,000         08/09/02
---------------------------- ----------------------- ---------------------- ---------------
John Zagorski                     1.000.000                   2,000         08/09/02
---------------------------- ----------------------- ---------------------- ---------------
Gilbert Bowman Jr.                1.000.000                   2,000         08/09/02
---------------------------- ----------------------- ---------------------- ---------------
Ray Maiwurm                       6,000,000                   6,000         08/09/02
---------------------------- ----------------------- ---------------------- ---------------
Paul Lipschutz                    5,000,000                   5,000         08/09/02
---------------------------- ----------------------- ---------------------- ---------------
Gilbert Bowman Jr.                1,000,000                   1,000         12/19/02
---------------------------- ----------------------- ---------------------- ---------------
Robert Yastrzemski                1,000,000                   1,000         12/19/02
---------------------------- ----------------------- ---------------------- ---------------
Debra Lawson                      1,000,000                   1,000         12/19/02
---------------------------- ----------------------- ---------------------- ---------------
John Zagorski                     1,000,000                   1,000         12/19/02
---------------------------- ----------------------- ---------------------- ---------------
Tom Milberry                      2,000,000                   2,000         01/29/03
---------------------------- ----------------------- ---------------------- ---------------
Roy Maiwurm                       2,000,000                   2,000         01/29/03
---------------------------- ----------------------- ---------------------- ---------------
Ray Maiwurm                       2,000,000                   2,000         01/29/03
---------------------------- ----------------------- ---------------------- ---------------
Ray Maiwurm                       2,000,000                   2,000         01/29/03
---------------------------- ----------------------- ---------------------- ---------------
Judith Maiwurm                    2,000,000                   2,000         01/29/03
---------------------------- ----------------------- ---------------------- ---------------
Allyson Maiwurm                   2,000,000                   2,000         01/29/03
---------------------------- ----------------------- ---------------------- ---------------

SALES OF DEBT FOR CASH

         None.

OPTION GRANTS

         None.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

--------------------------------------------------------------------------------
                                    Shares of           Value of         Date
             Name                  Common Stock         Services        Issued
--------------------------------------------------------------------------------
Jeff Andrews                          673,857            $23,585       04/23/02
--------------------------------------------------------------------------------
Paul Lipschutz                      1,639,000             57,365       04/23/02
--------------------------------------------------------------------------------
Jeff Andrews                              714                 25       04/23/02
--------------------------------------------------------------------------------
Paul Lipschutz                            714                 25       04/23/02
--------------------------------------------------------------------------------
Paula Singh                           500,000             15,000       06/26/02
--------------------------------------------------------------------------------
Robert Kogen                          500,000             15,000       06/26/02
--------------------------------------------------------------------------------
Robert Corrigan                       714,285             21,429       06/26/02
--------------------------------------------------------------------------------
Joseph Simone                         250,000              7,500       06/26/02
--------------------------------------------------------------------------------
Paul Lipschutz                        500,000             15,000       06/26/02
--------------------------------------------------------------------------------
Paul Lipschutz                        500,000             15,000       06/26/02
--------------------------------------------------------------------------------
Paul Lipschutz                        500,000             15,000       06/26/02
--------------------------------------------------------------------------------
Paul Lipschutz                        500,000             15,000       06/26/02
--------------------------------------------------------------------------------
Jay Lipschutz                          73,000              2,190       06/26/02
--------------------------------------------------------------------------------
Richard Weaver                         20,000                600       06/26/02
--------------------------------------------------------------------------------
Jeff Baird                             50,000              1,500       06/26/02
--------------------------------------------------------------------------------
William Hoffman Esq.                  200,000              6,000       06/26/02
--------------------------------------------------------------------------------
Richard Day                           500,000             15.000       06/26/02
--------------------------------------------------------------------------------
Norm Jacobs                           250,000              7,500       06/26/02
--------------------------------------------------------------------------------
Marshall Braunscheig                  200,000              6,000       06/26/02
--------------------------------------------------------------------------------
National Financial Comunications      600,000             18,000       06/26/02
--------------------------------------------------------------------------------
Ira Fox                               150,000              4,500       06/26/02
--------------------------------------------------------------------------------
Michael Lipschutz                     250,000              6,250       07/17/02
--------------------------------------------------------------------------------
Gene Weiss                            250,000              6,250       07/17/02
--------------------------------------------------------------------------------
Richard Day                           200,000              5,000       07/17/02
--------------------------------------------------------------------------------
William Hoffman Esq.                  200,000              5,000       07/17/02
--------------------------------------------------------------------------------
Paul Lipschutz                        500,000             12,500       07/17/02
--------------------------------------------------------------------------------
Paul Lipschutz                        500,000             12,500       07/17/02
--------------------------------------------------------------------------------
Paul Lipschutz                        500,000             12,500       07/17/02
--------------------------------------------------------------------------------
Scott Lonker                          100,000              2,500       07/17/02
--------------------------------------------------------------------------------
Katie Lonker                          100,000              2,500       07/17/02
--------------------------------------------------------------------------------
Stephanie Hoffman                     100,000              2,500       07/17/02
--------------------------------------------------------------------------------
Lorraine Lipschutz                    200,000              5,000       07/17/02
--------------------------------------------------------------------------------
Philip Verruto                      3,500,000             38,500       08/09/02
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Robert Kramer                       4,000,000             44,000       08/09/02
--------------------------------------------------------------------------------
American Registrar & Transfer       1,500,000             16,500       08/09/02
--------------------------------------------------------------------------------
Jay Lipschutz                         350,000              3,850       08/20/02
--------------------------------------------------------------------------------
Robert Corrigan                       750,000              8,250       08/20/02
--------------------------------------------------------------------------------
Roy Mittman                         4,000,000             44,000       08/20/02
--------------------------------------------------------------------------------
Reba Budowsky                       3,000,000             33,000       08/20/02
--------------------------------------------------------------------------------
Jos Paykin                          1,000,000             11,000       08/20/02
--------------------------------------------------------------------------------
Richard Liebman                       300,000              3,300       08/20/02
--------------------------------------------------------------------------------
Richard Liebman                       300,000              3,300       08/20/02
--------------------------------------------------------------------------------
William Hoffman Esq.                  600,000              6,600       10/04/02
--------------------------------------------------------------------------------
Kenneth Volstrad                    2,000,000             22,000       10/04/02
--------------------------------------------------------------------------------
Paul Lipschutz                      3,000,000             30,000       12/19/02
--------------------------------------------------------------------------------
Jay Lipschutz                          10,000                100       12/19/02
--------------------------------------------------------------------------------
Michelle Buchman                       10,000                100       12/19/02
--------------------------------------------------------------------------------
Richard Cohen                          20,000                200       12/19/02
--------------------------------------------------------------------------------
Richard Weaver                         10,000                100       12/19/02
--------------------------------------------------------------------------------
Paul Lipschutz                      2,000,000             20,000       02/28/03
--------------------------------------------------------------------------------
Claire Verruto                      3,000,000             30,000       02/28/03
--------------------------------------------------------------------------------
Martin Rhodes                         500,000              5,000       02/28/03
--------------------------------------------------------------------------------
Daniel Goldberg                       500,000              5,000       02/28/03
--------------------------------------------------------------------------------
Roger Taylor                          300,000              3,000       02/28/03
--------------------------------------------------------------------------------
Richard Day                           250,000              2,500       02/28/03
--------------------------------------------------------------------------------
Christine Mittman                   2,500,000             25,000       02/28/03
--------------------------------------------------------------------------------

ISSUANCES OF STOCK FOR CONVERTION OF DEBT

(EXCLUDING INTEREST AND GAIN OR LOSS ON CONVERSION OF DEBT)

--------------------------------------------------------------------------------
                                         Shares of        Value of        Date
             Name                       Common Stock        Debt         Issued
--------------------------------------------------------------------------------
AJW Partners                                892,857        $2,500       11/04/02
--------------------------------------------------------------------------------
New Millenium Capital Partners, LLC         892,857         2,500       11/04/02
--------------------------------------------------------------------------------
Equilibrium Equity, LLC                     446,429         1,250       11/04/02
--------------------------------------------------------------------------------
AJW Partners                                714,286         1,000       12/04/02
--------------------------------------------------------------------------------
New Millenium Capital Partners, LLC         714,286         1,000       12/04/02
--------------------------------------------------------------------------------
Equilibrium Equity, LLC                     607,143           850       12/04/02
--------------------------------------------------------------------------------
AJW Partners                                909,091         1,000       01/06/03
--------------------------------------------------------------------------------
New Millenium Capital Partners, LLC         909,091         1,000       01/06/03
--------------------------------------------------------------------------------
Equilibrium Equity, LLC                     772,727           850       01/06/03
--------------------------------------------------------------------------------
AJW Partners                                909,091         1,000       01/09/03
--------------------------------------------------------------------------------
New Millenium Capital Partners, LLC         909,091         1,000       01/09/03
--------------------------------------------------------------------------------
Equilibrium Equity, LLC                     772,727           850       01/09/03
--------------------------------------------------------------------------------
AJW Partners                              1,333,333         2,000       02/13/03
--------------------------------------------------------------------------------
New Millenium Capital Partners, LLC       1,333,333         2,000       02/13/03
--------------------------------------------------------------------------------
Equilibrium Equity, LLC                     666,667         1,000       02/13/03
--------------------------------------------------------------------------------
Christine Mittman                         2,509,524        26,500       02/28/03
--------------------------------------------------------------------------------
Leonard Cohen                               664,832        33,242       02/28/03
--------------------------------------------------------------------------------

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

         During the twelve months ended February 28, 2002, we signed a license agreement with C3 Entertainment to make, market and produce scrolls, pins and desktop collectibles for The Three Stooges(R). Subsequent to February 28, 2003, we amended our license agreement with C3. The amendment had the effect of extending the license from January 1, 2004 through December 31, 2005. Additionally, the advance royalty payment of $5,000 was made payable in ten monthly installments of $500 each beginning January 15, 2004. The total guaranteed royalty under the amendment was $10,000. All other aspects of the original agreement remained in full force and effect.

         On July 21, 2003, we and Marvel Entertainment mutually agreed to terminate The Marvel Fan Club license. There will be no residual liability due Marvel Entertainment regarding this license.

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

         In December 2000, we signed a licensing agreement to distribute," Tattle Tail". The royalty rate for this license is 7% of sales. A minimum royalty amount of $85,000 was payable by November 30, 2003, the expiration date of the license. This amount is still outstanding as of the date of this report.

         In December 2003, we and Marvel Entertainment mutually agreed to extend the term of our X-Men and Marvel Character licenses for an additional six months. Marvel Entertainment also agreed to extend the June 30, 2002 minimum payment date for the Marvel Character license to December 31, 2002. As of the date of this report, the Company is under renegotiations to further extend the terms of these agreements.

         On November 11, 2002, we executed a license agreement for the "Terminator - 3 Rise of the Machines" movie. This license is effective through December 31, 2004 and has a minimum royalty payment of $50,000 payable in several installments. A 12% royalty is payable on all sales under this license.

         On December 29, 2003 we and {212} Media LLC executed a Manufacturing and Distribution Agreement for the purpose of facilitating the manufacturing and distribution of an audio book series comprised of a collection of Arthur stories, a popular children's book character by author Marc Brown. In conjunction with {212} Media, we will be responsible for the design, manufacture, promotion and distribution of the audio books. The recorded stories are to be read by a group of selected celebrities. All costs associated with the production of the audio books will be borne by {212} Media. We will receive a 20% markup over manufacturing cost from {212} Media plus a distribution fee ranging from 8% to 15% of wholesale prices. Additionally, an override fee of 3% of wholesale price will be paid to us. The agreement remains in effect on a product-by-product basis.

         In August of 2003, we re-evaluated our business model. We believe that licenses have evolved into more time sensitive and sale spiking properties and that these characteristics create serious problems for us both at the financial and logistics levels. Accordingly, we are not renewing or continuing licenses that do not fit our new business model. Our new business model will be focused on more evergreen properties and those with a bigger window of opportunity. We believe that with the new genre of films being so heavily oriented to characters of comic books and fantasies that we will pursue licenses mostly in that category and to supplement them with new trend properties as they appear. Furthermore, we recognized the need to have products that addressed the mainstream consumer market where market size and repeat sales opportunities could give us a means to stabilize and grow our revenues. To avoid the time, expense and risks associated with in-house new product development, we sought out entities with mainstream consumer products whose marketability could be enhanced by the addition of our licenses.

         When we shifted our focus to entertainment and movie related licenses, we decided not to further pursue the Chicken Soup business opportunity presented in the license agreement executed on May 1, 2000 with Chicken Soup for the Soul Enterprises, which expired on December 31, 2002. We are required to pay a royalty of ten percent (10%) on sales of the products licensed from Chicken Soup for the Soul Enterprises, with a minimum royalty of $50,000. We paid $15,000 at the time of signing the license with $10,000 due upon the first shipment of product. Efforts to terminate the license agreement were unsuccessful and Chicken Soup for the Soul Enterprises has threatened litigation to recover the minimum royalty fee.

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

         In March of 2003, we entered into a Joint Venture Agreement with Pivotal Self-Service Technologies, Inc. a Canadian company to produce and market flashlight and battery products utilizing Pivotal's offshore manufacturing resources and our licensing and marketing capabilities. In connection with this joint venture, we modified its pending license agreement for Terminator 3 to include flashlights and batteries along with scrolls, pins and other desktop collectibles. Upon signing of this agreement Pivotal paid us $9,000 which was used as the initial payment against the $50,000 guaranteed royalty for the Terminator 3 license. Subsequent to February 28, 2003, the Joint Venture Agreement was dissolved and a new Royalty and Services Agreement was entered into with Pivotec, a Division of Pivotal Self Service Technologies, Inc. Under the terms of the new agreement, we sold the Mighty Volt trade name and all intellectual property rights developed by us in the previous joint venture with Pivotal Self Service Technologies, Inc. in exchange for 500,000 restricted shares of Pivotal Self Service Technologies, Inc. common stock. We will assist Pivotec in obtaining licenses and managing other aspects of the business of selling licensed flashlight and battery products. Any licenses obtained in this manner will be titled to Pivotec. This agreement provides a 1% royalty to us on net sales of any flashlight and/or battery products containing images available either from licenses we have or assisted in obtaining for Pivotec. Additionally, we may sell these licensed products and will receive a sales commission based on a formula of several variables that is expected to produce an average commission of 15% of the sale price. The agreement also contains a provision in which Pivotec paid us $16,000 for services we performed in obtaining licenses, this monies was paid as part the outstanding royalty guarantee in the Terminator 3 license agreement. We renegotiated the total advance on the guarantee amount to $25,000 from the original amount of $50,000. Under the agreement, we will retain ownership of the T-3 license.

         We have also outsourced our internal accounting functions. Stein, Feldman and Sampson, LLC, has been retained to provide our general accounting and bookkeeping requirements. This engagement is intended to improve our efficiency in reporting and strengthen internal controls.

         Sales for the twelve months ended February 28, 2003 were comprised primarily of products from Lord of the Rings, X-Men and Marvel comic hero characters. Additional revenues were also produced from the sale of products related to Terminator and Austin Powers licenses. The Lord of the Rings and Austin Powers licenses were terminated in September 2002 as a result of the New Line Cinema legal actions and this significantly impacted sales because the Company was unable to continue to market popular products under these licenses. In addition to income from traditional sources, revenue was generated from Internet sales through e-bay. Entertainment related product sales differ from the more traditional sports related products we have historically offered and the timely availability of product samples has become a critical element in the ability to successfully obtain orders from distributors and especially retailers who prepare product sales plans (plan-o-gram) at least six months in advance. Consumer demand for these entertainment products is most often driven directly by the initial movie release and followed later by the video release. After successfully obtaining movie related licenses, chronic cash constraints and manufacturing lead times and volume requirements have seriously inhibited our ability to provide these samples either in a timely manner or in a sufficient variety or quantity to satisfy the needs of the sales force. Consequently, we have missed the window of opportunity afforded us by certain of our licenses. We are constantly seeking to remedy this serious problem by raising additional working capital and, most importantly, by seeking new sourcing for our principal products that can produce samples in a timely and cost effective way to support the sales efforts. During the twelve months ended February 28, 2003, our outsourcing vendor Maxim Logistics acquired a large-format digital printing system that has the capability of producing a wide variety of products printed on various fabrics. Our principal product in the entertainment field is our Satin Scroll line. Maxim can produce scroll samples in any combination and in any quantities desired by us in a matter of days as opposed to the months required by previous suppliers of scrolls. Additionally, because the scrolls are produced by advanced digital technology, they are of higher quality than previously available to us. We expect that the Maxim sourcing will have a positive effect on future sales of scrolls and similar products.

         Cost of sales for the twelve months ended February 28, 2003 were comprised of costs associated with the sale of the products related to the Lord of the Rings, Austin Powers, X-Men and Marvel comic hero characters. (In light of the termination of the Lord of the Rings and Austin Powers licenses, on going cost of sales was reduced commensurately with sales). These products are contract manufactured for us by both domestic and foreign companies to specifications developed by us and approved by the various licensors. We do not feel this places us at risk for filling future orders on a timely basis because we have developed relationships with alternate suppliers for most of our products. This is especially evidenced by the arrangement with Maxim Logistics who will be our principal provider of Satin Scrolls, one of our leading products. Several of our manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs we would incur if the product was first shipped to our location. We also feels we are not at risk for any currency fluctuations in our dealing with our foreign manufacturers since all orders are based on U.S. dollars and we do not have any long term purchase commitments.

         Selling, general and administrative expense consists of payroll and related fringe benefits, royalties, commissions paid to manufacturers sales representatives, advertising, rent, depreciation and other related fixed overhead expenses. Also included in this category are the expenses related to the replication of movie props to ready them for mass production by the contract manufacturers, as well as the non-cash costs related to services satisfied by the issuance of our stock. The services provided were in direct support of our operations. As we grow through acquisitions and the sales of current product, we anticipate we will have to rely less on the issuance of stock for services due to increased cash flows as well as capital. The benefits to us from these stock transactions are to reduce the use of cash, which allow us to devote the maximum amount of resources to expanding the business. For accounting purposes, we valued these services at the fair market value of the services rendered or the fair market value of the stock at times of issuance whichever was more readily determinable. Production costs include prototypes and samples of packaging, displays and products. All expensed production costs are included within selling, general and administrative expenses. Costs of manufacturing products for sale are included within costs of sales.

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

         As of the fiscal year ended February 28, 2003, we had an accumulated deficit of $ 18,854,978. This deficit arose from operating losses and not any particular transaction or transactions. We have not generated sufficient revenues to meet our operating expenses. As a result, there is substantial doubt about our ability to continue as a going concern.

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

         Accounts Receivable: We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of February 28, 2003 , we had an allowance for bad debts of $2,740. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

         Realizability of Inventory Values: We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. As of February 28, 2003 and 2002, we recorded a write-down to inventory of $0 and $143,732 to adjust certain lines for obsolete inventory.

         Long-lived Assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property and equipment. Intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment.

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

TWELVE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 28, 2002.

         Net revenue for the twelve months ended February 28, 2003 was $82,935 and primarily consisted of sales of X-Men products, Lord of the Ring products Marvel Character products and e-Bay Internet sales. Net revenue for the twelve months ended February 28, 2002 was $407,106 and primarily consisted of sales of X-Men products, Lord of the Ring products and Austin Powers products.

         Cost of sales for the twelve months ended February 28, 2003 decreased by $388,451 from the twelve months ended February 28, 2002. This decrease was mainly attributable to the decrease in volume of sales for the Lord of the Rings products and Austin Powers. Cost of sales as a percentage of revenues decreased to 61.1% for the twelve months ended February 28, 2003 as compared to 107.9% for the same period last year. This decrease was mainly attributable to a charge of $143,732 to cost of sales related to the write down of inventory for fiscal 2002.

         Selling, general and administrative expenses for the twelve months ended February 28, 2003 decreased to $1,326,224 from $2,227,598 for the same period the previous year. For the twelve months ended February 28, 2003 and February 28, 2002 the services obtained through the issuance of stock included internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of $689,019 and $1,548,773 respectively. As previously mentioned, we incur charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the twelve months ended February 28, 2003, we incurred charges relating to the costs of producing the samples as well as the related package design of $14,261 versus charges of $12,902 for the same period the previous year.

         We incurred interest expense of $226,081 for the twelve months ended February 28, 2003 as compared to $103,891 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the Emerging Issues Task Force Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $137,500 and $0 of interest expense respectively for the twelve months ended February 28, 2003 and 2002, respectively.

         As a result of the above, we had a net loss of $1,701,135 for the twelve months ended February 28, 2003 as compared to a net loss of $3,837,951 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 28, 2003, we had a working capital deficiency of $4,569,109. The working capital deficit as of February 28, 2003 is a direct result of the unprofitable operations for prior years as well as for the past twelve months ended February 28, 2003 that resulted in cash used in operating activities of $364,367. We had an ending cash balance of $6,600 at February 28, 2003. As such, the Company will have to raise additional capital within the next twelve months.

         We have financed our losses through private sales of equity and debt securities and the issuance of stock for services. During the twelve months ended February 28, 2003, we received the following capital infusions: $41,000 from issuance of common stock and $384,446 from other borrowings. Additionally, during this period, we received notices requesting conversion from the holders of demand notes and convertible debentures of $260,620. These instruments were converted into 18,457,365 shares of common stock. During the twelve months ended February 28, 2003, we made payments of $54,618 towards notes and loans payable.

         As of February 28, 2003, we had $857,674 in outstanding notes and loans payable, (of which $97,045 is due to related parties) $71,800 in convertible subordinated debentures and $692,700 in outstanding convertible secured debentures. As of February 28, 2003, we had $1,352,189 in accounts payable and $1,637,564 in accrued expenses, accrued payroll, accrued royalties and related taxes (These liabilities are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. We are currently making payments on our current federal payroll tax obligations as well as monthly payments for these prior obligations). We have been able to operate based on deferring vendor and employee payments, deferring interest and debt repayments and obtaining additional borrowings and proceeds from equity. However, there is no guarantee that we will continue to be successful with respect to these actions. Furthermore, there can be no assurances that we will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund our operating expenses.

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

         An event of default has occurred regarding the $400,000 convertible secured debenture in that we did not have an effective registration statement within 150 days of the debenture sale. As a result of this default, we are obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. We do not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed us that they do not intend to take any action at this time due to the default. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture. Subsequent to February 28, 2003, the convertible secured debenture holders converted $45,485 of this debt into 59,029,491 shares of our common stock.

         On May 28, 2002, we issued $75,000 in convertible debentures. The debentures have a 12% coupon and matured July 28, 2002. Conversions to common stock are at a 50% discount from the lowest bid price over the 30 days preceding conversion. The debentures remain in default.

         On November 26, 2002 we issued $250,000 in convertible debentures. The debentures have a 15% coupon and matures one year from date of issuance. Conversions to common stock are at the lesser of $ .01 or 75% discount from the lowest bid price over the 3 days during the 20 days preceding conversion.

         Subsequent to February 28, 2003, we issued $300,000 in convertible debentures. The debentures have a 15% coupon and mature one year from date of issuance. Conversions to common stock are at the lesser of $ .01 or 75% discount from the lowest bid price over the 3 days during the 20 days preceding conversion.

         Subsequent to February 28, 2002, at various times we have sold shares of common stock to current shareholders, we have received $17,000 from the issuance of these shares.

         On May 7, 2002, we filed an S-8 registration with the Securities and Exchange Commission for 182,500,000 shares (pre-split basis).

         In December 2001, the Company increased its authorized shares to 700,000,000 from 350,000,000.

         May 7, 2002 we filed a schedule 14 with the Securities and Exchange Commission to effect a 1 to 70 reverse stock split. The split went into effect July 8, 2002. We believe that the reverse stock split will make it easier for us to raise equity capital in the future.

         In December 2003, the Company and an employee entered into a five-year Employment Agreement under which the employee is to receive a weekly salary of $500. Additionally, 20,000,000 stock options are to be granted at exercise prices ranging from $.001 to $.004 per share. The options have a ten-year term. An additional 3,200,000 shares of our common stock are to be issued on or before the termination of the employment agreement. Compensation afforded to the employee under the agreement will also satisfy any and all our indebtedness to the employee and related parties. The amount of this debt is estimated to be $219,530.

         In November 2002, we successfully negotiated a long-term payment plan with the IRS to retire our outstanding payroll tax obligations. The plan was executed in December 2002 and calls for escalating monthly payments to be made over a period of 18 months. After an initial down payment of $25,800 in December 2002, we have agreed to a payment schedule of $5,750 for the first six months, $13,000 for the next six months and $25,000 for the final six months. We made the agreed payments in a timely fashion through the first six months and are currently behind schedule on the balance. We are negotiating with the IRS to recast the plan in accordance with our ability to make timely payments.

ITEM 7. FINANCIAL STATEMENTS.

                        COLLECTIBLE CONCEPTS GROUP, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003

                                    CONTENTS

PAGE     F-1       INDEPENDENT AUDITORS' REPORT

PAGE     F-2       CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 2003

PAGE     F-3       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                   FEBRUARY 28, 2003 AND 2002

PAGE     F-4       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                   FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002

PAGE     F-5       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                   FEBRUARY 28, 2003 AND 2002

PAGES  F-6 - F-21  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF FEBRUARY 28,
                   2003

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
  Collectible Concepts Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Collectible Concepts Group, Inc. and Subsidiaries (the "Company"), as of February 28, 2003 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years ended February 28, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Collectible Concepts Group, Inc. and Subsidiaries as of February 28, 2003, and the results of their operations and their cash flows for the years ended February 28, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's working capital deficiency of $4,569,109, shareholders' deficiency of $4,536,128, net loss from operations of $1,701,135 and net cash used in operations of $364,367 raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.


Boca Raton, Florida
October 22, 2003, except for Note 15 as to which the date is March 16, 2004

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF FEBRUARY 28, 2003


                                     ASSETS
CURRENT ASSETS
 Cash                                                              $      6,600
 Accounts receivable, net                                                 3,511
 Inventories                                                             23,270
                                                                   ------------
     Total Current Assets                                                33,381
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                              37,918
                                                                   ------------

OTHER ASSETS
 Trademarks                                                               1,300
 Security deposits                                                        3,200
                                                                   ------------
     Total Other Assets                                                   4,500
                                                                   ------------

TOTAL ASSETS                                                       $     75,799
                                                                   ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Convertible secured debentures, net                               $    692,700
 Notes and loans payable, current portion                               751,192
 Notes payable - related parties                                         97,045
 Convertible subordinated debentures                                     71,800
 Accounts payable                                                     1,352,189
 Accrued expenses                                                     1,637,564
                                                                   ------------
     Total Current Liabilities                                        4,602,490

Notes and loans payable, long-term portion                                9,437
                                                                   ------------

TOTAL LIABILITIES                                                     4,611,927
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
 Common stock, $.001 par value, 700,000,000 shares authorized,
  99,400,121 shares issued and outstanding                               99,400
 Common stock to be issued (1,524,506 shares)                            10,374
 Additional paid-in capital                                          14,396,576
 Deferred equity-based expenses                                        (187,500)
 Accumulated deficit                                                (18,854,978)
                                                                   ------------
     Total Shareholders' Deficiency                                  (4,536,128)
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $     75,799
                                                                   ============

          See accompanying notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002


                                                      2003              2002
                                                  ------------     ------------

SALES                                             $     82,935     $    407,106

COST OF SALES                                           50,687          439,138
                                                  ------------     ------------

GROSS PROFIT (LOSS)                                     32,248          (32,032)
                                                  ------------     ------------
OPERATING EXPENSES
 Selling, general and administrative                 1,326,224        2,227,598
                                                  ------------     ------------
       Total Operating Expenses                      1,326,224        2,227,598
                                                  ------------     ------------

LOSS FROM OPERATIONS                                (1,293,976)      (2,259,630)
                                                  ------------     ------------
OTHER EXPENSE
 Interest expense                                     (226,081)        (103,891)
 Loss on settlement of debt and interest              (181,078)         (83,858)
                                                  ------------     ------------
       Total Other Expense                            (407,159)        (187,749)
                                                  ------------     ------------

LOSS BEFORE TAX PROVISION                           (1,701,135)      (2,447,379)
INCOME TAX PROVISION                                        --               --
                                                  ------------     ------------
LOSS FROM CONTINUING OPERATIONS                     (1,701,135)      (2,447,379)
LOSS FROM DISCONTINUED OPERATIONS                           --       (1,390,572)
                                                  ------------     ------------

NET LOSS                                          $ (1,701,135)    $ (3,837,951)
                                                  ============     ============

BASIC AND DILUTED LOSS PER SHARE
 Loss per share from continuing operations        $      (0.04)    $      (0.53)
 Loss per share from discontinued operations                --            (0.31)
                                                  ------------     ------------

       Basic and Diluted Loss Per Share           $      (0.04)    $      (0.84)
                                                  ============     ============

WEIGHTED AVERAGE SHARES USED IN NET LOSS
 CALCULATIONS - BASIC AND DILUTED                   39,426,896        4,595,557
                                                  ============     ============


          See accompanying notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002

                                                                                          Common Stock            Additional
                                                           Common Stock                   To Be Issued              Paid-In
                                                      Shares            Amount         Shares         Amount        Capital
                                                   ------------    ------------    ------------   ------------   ------------
Balance, February 28, 2001                            3,713,365    $      3,713              --   $         --   $ 11,340,834
Common stock issued for cash                            155,714             156              --             --        108,844
Common stock issued for services rendered             3,440,965           3,441              --             --      1,545,332
Common stock to be issued per anti-dilution
 provision                                                   --              --          49,624             50            (50)
Conversion of convertible subordinated
 debentures, notes and loans payable,
 convertible secured debentures and related
 interest to common stock                               156,390             156              --             --        188,235
Amortization of deferred equity-based expense                --              --              --             --             --
Decrease due to fractional shares as a result of
 1 for 70 reverse stock split                           (73,820)            (74)             --             --             74
Net loss, fiscal 2002                                        --              --              --             --             --
                                                   ------------    ------------    ------------   ------------   ------------
Balance, February 28, 2002                            7,392,614           7,392          49,624             50     13,183,269
Common stock issued for cash                         31,428,572          31,429              --             --          9,571
Common stock issued for services                     42,121,570          42,122              --             --        646,897
Common stock to be issued per anti-dilution
 provision                                                   --              --       1,474,882         10,324        (10,324)
Beneficial conversion on convertible debentures              --              --              --             --        325,000

Conversion of convertible subordinated
 debentures, notes and loans payable,
 convertible secured debentures and related
 interest to common stock                            18,457,365          18,457              --             --        242,163

Net loss, fiscal 2003                                        --              --              --             --             --
                                                   ------------    ------------    ------------   ------------   ------------
BALANCE, FEBRUARY 28, 2003                           99,400,121    $     99,400       1,524,506   $     10,374   $ 14,396,576
                                                   ============    ============    ============   ============   ============

                                                     Deferred
                                                   Equity-Based    Accumulated
                                                     Expenses         Deficit         Total
                                                   ------------    ------------    ------------
Balance, February 28, 2001                         $    (14,000)   $(13,315,892)   $ (1,985,345)
Common stock issued for cash                                 --              --         109,000
Common stock issued for services rendered                    --              --       1,548,773
Common stock to be issued per anti-dilution
 provision                                                   --              --              --
Conversion of convertible subordinated
 debentures, notes and loans payable,
 convertible secured debentures and related
 interest to common stock                                    --              --         188,391
Amortization of deferred equity-based expense            14,000              --          14,000
Decrease due to fractional shares as a result of
 1 for 70 reverse stock split                                --              --              --
Net loss, fiscal 2002                                        --      (3,837,951)     (3,837,951)
                                                   ------------    ------------    ------------
Balance, February 28, 2002                                   --     (17,153,843)     (3,963,132)
Common stock issued for cash                                 --              --          41,000
Common stock issued for services                             --              --         689,019
Common stock to be issued per anti-dilution
 provision                                                   --              --              --
Beneficial conversion on convertible debentures        (187,500)             --         137,500

Conversion of convertible subordinated
 debentures, notes and loans payable,
 convertible secured debentures and related
 interest to common stock                                    --              --         260,620

Net loss, fiscal 2003                                        --      (1,701,135)     (1,701,135)
                                                   ------------    ------------    ------------
BALANCE, FEBRUARY 28, 2003                         $   (187,500)   $(18,854,978)   $ (4,536,128)
                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002

                                                                                     2003            2002
                                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        $(1,701,135)    $(3,837,951)
 Loss from discontinued operations                                                        --       1,390,572
                                                                                 -----------     -----------
 Loss from continuing operations                                                  (1,701,135)     (2,447,379)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                       23,723          25,984
  Amortization of debt discount and interest                                              --          47,351
  Amortization of deferred equity-based expenses                                     137,500          14,000
  Provision for doubtful accounts                                                         --          15,301
  Write-down of inventory                                                                 --         143,732
  Common stock issued for services rendered                                          689,019       1,548,773
  Loss on settlement of debt and interest                                            181,078          83,858
 Changes in operating assets and liabilities, net of discontinued operations:
  Accounts receivable                                                                 38,309         (15,526)
  Inventories                                                                        (12,705)        220,502
  Prepaid royalties                                                                       --          98,051
  Prepaid expenses and other                                                              --           8,970
  Other assets                                                                            --          (3,200)
  Accounts payable and accrued expenses                                              279,844         642,060
                                                                                 -----------     -----------
         Net Cash (Used In) Provided By Continuing Operations                       (364,367)        382,477
         Net Cash Used In Discontinued Operations                                         --        (892,870)
                                                                                 -----------     -----------
         Net Cash Used In Operating Activities                                      (364,367)       (510,393)
                                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                      --         (15,202)
                                                                                 -----------     -----------
         Net Cash Used In Investing Activities                                            --         (15,202)
                                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                               41,000         109,000
 Repayment of notes and loans payable                                                (14,970)         (2,588)
 Proceeds from notes and loans payable                                                10,000         399,679
 Repayment of notes payable - related parties                                        (39,648)       (187,173)
 Proceeds from notes payable - related parties                                        49,446         206,594
 Proceeds from convertible secured debentures                                        325,000              --
                                                                                 -----------     -----------
         Net Cash Provided by Financing Activities                                   370,828         525,512
                                                                                 -----------     -----------

NET INCREASE (DECREASE) IN CASH                                                        6,461             (83)

CASH - BEGINNING OF YEAR                                                                 139             222
                                                                                 -----------     -----------

CASH - END OF YEAR                                                               $     6,600     $       139
                                                                                 ===========     ===========


          See accompanying notes to consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003


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

      (B) PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of Collectible Concepts Group, Inc. and its two wholly owned subsidiaries, Team Sports Specialties Corporation and Music Art Corporation. All significant intercompany accounts and transactions have been eliminated.

      The Company discontinued operations of its two wholly owned subsidiaries, Team Sports Specialties Corporation and Music Art Corporation during the fiscal year ended February 28, 2002 (See Note 3).

      (C) USE OF ESTIMATES

      The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (D) REVENUE RECOGNITION

      Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price has been determined and collectability is reasonably assured. The Company records an allowance for estimated returns, as required.

      (E) CASH

      Cash consists of cash held on deposit at financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003


      (F) ACCOUNTS RECEIVABLE

      The Company's trade accounts are unsecured with an allowance for uncollectible accounts provided for those amounts of which collectability is uncertain. The allowance for doubtful accounts was $2,740 as of February 28, 2003.

      (G) INVENTORIES

      Merchandise inventories are valued at lower of cost or market on the first in, first out (FIFO) method. The Company recorded a write-down expense for obsolete inventories of $0 and $143,732 for the years ended February 28, 2003 and 2002, respectively.

      (H) PROPERTY AND EQUIPMENT

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

      (I) LONG-LIVED ASSETS

      The Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

      (J) LOSS PER SHARE

      The Company follows Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share". Basic and fully diluted loss per share amounts are computed based on net loss and divided by the weighted average number of common shares outstanding. The assumed conversion of convertible debt into 138,595,714 common shares in 2003 and 213,877 common shares in 2002 and the exercise of outstanding options and warrants to purchase 165,723 common shares in 2003 and 2002 were not included in the computation of diluted loss per because the assumed conversion and exercise would be anit-dilutive for all periods presented.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003


      (K) ADVERTISING EXPENSE

      The Company participates in various advertising programs. All costs related to advertising are expensed in the period incurred. Advertising expense amounted to approximately $4,000 and $30,000 for the fiscal years ended February 28, 2003 and 2002, respectively.

      (L) FAIR VALUE OF FINANCIAL INSTRUMENTS

      Carrying amounts of financial instruments held by the Company, which includes cash, accounts receivable, accounts payable and accrued royalties and expenses, convertible secured debentures, notes and loans payable and convertible subordinated debentures approximate fair value due to the short-term maturities of these assets and liabilities. Long-term debt approximates fair value based upon debt terms available for entities under similar terms.

      (M) INCOME TAXES

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

      (N) RECENT ACCOUNTING PRONOUNCEMENTS

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003


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

NOTE 2   GOING CONCERN

      The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of February 28, 2003, the Company had a working capital deficiency of $4,569,109, shareholders' deficiency of $4,536,128, net loss from operations of $1,701,135 and net cash used in operations of $364,367. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. To generate additional revenues and the working capital needed to continue and expand operations, the Company has committed to a plan for reducing expenses, increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operations.

      These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3   DISCONTINUED OEPRATIONS

      On June 5, 2000, the Company acquired 100% of the outstanding common shares of Music Art Corporation ("Music Art") for 14,929 shares of Company common stock. Music Art was primarily engaged in the business of creating, marketing and distributing limited edition lithographs derived from artwork used on music albums and other music collectibles. The acquisition was accounted for as a purchase. The shares of common stock issued to acquire Music Art were valued at $305,000, based upon the Company's guarantee of the fair market price of the Company's common stock one year

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003


      from the issuance date. The assets acquired consisted primarily of current assets, minimal fixed assets and no other identifiable intangible assets other than goodwill. The excess of acquisition cost over the fair value of net assets was approximately $377,000. As of February 28, 2002, all related goodwill associated with Music Art has been reclassified to discontinued operations.

      On August 2, 2000, a wholly owned subsidiary of the Company, Team Sport Specialties Corporation, purchased certain assets and liabilities of Rooter Rattle, L.P. in exchange for $965,000 of consideration, payable as $390,000 in cash, a $30,000 note payable and 51,904 shares of common stock issued at a value of $545,000 based upon the trading price of the Company's common stock on the acquisition date. The acquisition was accounted for as a purchase. The assets acquired consisted primarily of current assets, minimal fixed assets and no other identifiable intangible assets other than goodwill. The excess of acquisition cost over the fair value of net assets was approximately $1,050,000. As of February 28, 2002, all related goodwill associated with Rooter Rattle, L.P. has been reclassified to discontinued operations.

      The Company discontinued the operations of Music Art and Team Sports during the year ended February 28, 2002. The Company did not incur a gain or loss on the disposal of these subsidiaries since the Company unilaterally ceased operations of these subsidiaries and the assets and liabilities reverted back to the original owners as per the terms of the original acquisition agreements. The assets were comprised of accounts receivables, inventory, fixed assets and goodwill. The liabilities were comprised of accounts payable and accrued expenses. A loss of $0 and $1,390,572 was incurred from the discontinued operations of these subsidiaries for years ended February 28, 2003 and 2002, respectively.

NOTE 4   PROPERTY AND EQUIPMENT

      As of February 28, 2003, property and equipment consisted of the following:

      Computer and Office Equipment                                 $   126,179
      Accumulated Depreciation                                          (88,261)
                                                                    -----------
      Property and Equipment, net                                   $    37,918
                                                                    ===========

      Depreciation expense amounted to $23,723 and $25,984 for the years ended February 28, 2003 and 2002, respectively.

NOTE 5   ACCRUED EXPENSES

      As of February 28, 2003, accrued expenses consisted of the following:

      Accrued interest, of which $82,228 is due to related party    $   310,215
      Accrued payroll                                                   645,051
      Accrued royalties                                                 356,250
      Other miscellaneous accrued expenses                              326,048
                                                                    -----------
      Accrued Expenses                                              $ 1,637,564
                                                                    ===========

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003


NOTE 6   CONVERTIBLE SECURED DEBENTURES

      On November 26, 2002, the Company issued $250,000 of convertible secured debentures to a group of investors. These debentures mature on November 26, 2003 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $250,000, (since it is limited to the amount received) which is being amortized over the term of the loan. As of February 28, 2003, the Company has recognized interest expense of $62,500 and has deferred $187,500.

      On May 28, 2002, the Company issued a $75,000 convertible secured debentures to a group of investors with a conversion price of 50% of the average of the lowest three intraday trading prices during the twenty days immediately preceding conversion. This resulted in a beneficial conversion feature of $75,000, which has been fully expensed during the year ended February 28, 2003. The debentures bear interest of 12% simple interest per annum and matured on July 28, 2003. The debentures are convertible into shares of the Company's common stock at any time at the holder's option equal to the quotient of (a) the aggregate amount of the principle and accrued interest to be so converted by (b) the conversion price. As of the date of this report, these debentures are still unpaid in total and are in default.

      In May 2000, the Company issued $400,000 of secured convertible debentures to a group of investors. These debentures matured in April 2001, are secured by substantially all of the Company's assets and bear interest at 10% per annum, payable quarterly; the debentures are convertible into common stock at any time at the holder's option at the lesser of $2.80 (adjusted for 1 for 70 split) per share or 50% of market value (the debt discount of $65,000 assigned to this beneficial conversion feature was recorded as additional paid-in capital and the debt discount was amortized as interest expense in the quarter ended May 31, 2000 because the debentures are convertible at any time at holder's option); the debentures also have warrants to purchase 57,143 shares of common stock at 110% of the market value on the closing date - the warrants have a five-year life and are exercisable immediately (using an option pricing model, the warrants were valued at $280,000 using the following assumptions: no expected payment of dividends, expected lives of warrants of three years, a risk free rate of 6.5% and a volatility of 75%). The $280,000 was recorded as additional paid-in capital and the debt discount was amortized to interest expense over the term of the related debentures. As of February 28, 2002, the debt discount had been fully amortized with the Company recognizing interest of $0 and $46,667 during the years ended

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003


      February 28, 2003 and 2002, respectively. During the years ended February 28, 2003 and 2002, the debenture holders converted convertible secured debentures in the amount of $19,800 and $12,500 into 12,783,009 and 35,714 common shares, respectively, based upon stated conversion prices or negotiated conversion prices. Due to these conversions, the Company incurred a loss of $209,076 and $15,000 during the years ended February 28, 2003 and 2002, respectively, as the negotiated converted prices were less than the fair market value of the Company's common stock on the date of the conversions (See Note 14). The debenture holders also have certain rights in the event the Company files a registration statement. The Company was not able to complete an effective registration statement within 150 days of the debenture sale. As a result, the Company is in default of the debenture agreement. As of the date of this report, the remaining debentures are still unpaid and in default.

NOTE 7   NOTES AND LOANS PAYABLE

      As of February 28, 2003, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures February 28, 2006. The balance of the notes and loans payable are in default and remain unpaid in total as of the date of this report. During the year ended February 28, 2003 and 2002, the note and loan holders converted notes and loans payable in the amount of $25,000 and $36,000 and accrued interest of $1,500 and $16,000 into 5,009,524 and 63,215 common shares based upon stated conversion prices or negotiated conversion prices. Due to these conversions, the Company realized a gain of $1,405, for the year ended February 28, 2003 and a loss of $49,350 for the year ended February 28, 2002, as the negotiated converted price was more than the fair market value of the Company's common stock on the date of the conversion for the year ended February 28, 2003 and less than the fair market value of the Company's common stock on the date of the conversion for the year ended February 28, 2002 (See Note 14).

      The Company has a note payable of approximately $97,000, which is included in notes payable - related parties in the accompanying consolidated balance sheet, due to the Company's president and related parties as of February 28, 2003. During the years ended February 28, 2003 and 2002, the Company recorded interest expense of approximately $5,000 each year relating to loans from its president and related parties and approximately $82,000 in accrued interest was payable relating to these loans as of February 28, 2003, which is recorded in accrued expenses in the accompanying consolidated balance sheet.

NOTE 8   CONVERTIBLE SUBORDINATED DEBENTURES

      The Company has outstanding $71,800 of convertible subordinated debentures as of February 28, 2003. The debentures bear interest at rates ranging

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003


      from 10% to 12% per annum and matured at various times through August 2001. During the year ended February 28, 2003, the debenture holders converted convertible subordinated debentures in the amount of $25,000 and $40,000 and accrued interest of $8,241 and $0 into 664,832 and 57,461 common shares based upon stated conversion prices or negotiated conversion prices. Due to these conversions, the Company realized a gain of $26,593, for the year ended February 28, 2003 and a loss of $19,508 for the year ended February 28, 2002as the negotiated converted prices were more than the fair market value of the Company's common stock on the date of the conversion for the year ended February 28, 2003 and less than the fair market value of the Company's common stock on the date of the conversion for the year ended February 28, 2002 (See Note 14). The remaining debentures are in default and remain unpaid as of the date of this report. Each $1,000 unit is convertible at any time at the holder's option, into between 143 and 1,429 shares of the Company's common stock for an aggregate of 55,714 common shares.

NOTE 9   COMMON STOCK

      In July 2002, the Company authorized a 1 for 70 reverse stock split. As a result of the reverse stock split, all capital stock shares and amounts and per share data have been retroactively restated.

      During the fiscal year ended February 28, 2003, the Company received $41,000 from the issuance of 31,428,572 shares of common stock through private placements to various investors.

      During the fiscal year ended February 28, 2003, the debenture holders converted $79,541 of convertible secured and subordinated debentures, notes and loans payable and related accrued interest into 18,457,365 shares of common stock having a fair value of $260,620. The conversions of debt to stock were based upon negotiated conversion prices with the debtors (See Note 14).

      In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution of 1.603%. The Company has not issued the respective shares of 1,474,882 and 49,624 for the years ended February 28, 2003 and 2002, respectively, to the third party. These shares are recorded as common stock to be issued with a corresponding decrease to additional paid in capital.

      During the fiscal year ended February 28, 2002, debenture holders converted $104,533 of convertible secured and subordinated debentures, notes and loans payable and related accrued interest into 156,390 shares of common stock having a fair value of $188,391. The conversions of debt to stock were based upon negotiated conversion prices with the debtors (See Note 14).

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003


      From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The amount of these activities included in the selling, general and administrative expenses was $689,019 and $1,548,773 for the years ended February 28, 2003 and February 28, 2002, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whichever was more readily evident. The number of shares of common stock issued for services performed in fiscal 2003 and fiscal 2002 were 42,121,570 and 3,440,965, respectively.

      During the year ended February 28, 2002, the Company received $109,000 from the issuance of 155,714 shares of common stock through private placements to various investors.

NOTE 10  STOCK OPTIONS

      In 1995, the Company issued its president and shareholder the option to purchase 7,143 shares of common stock any time before December 1, 2005 for $7.00 per share. In January 2000, the Company issued an additional 142,857 options to the president and shareholder, which are immediately exercisable, at an exercise price of $.70 per share with an expiration date of January 2004. In fiscal 2001, an additional 8,580 options were granted by the Company to an non-employee for consulting services of $61,350, which was charged to operations. 50,000 of these options have been exercised and 108,580 remain outstanding as of February 28, 2003. The agreement with the Company's president and shareholder also contains an anti-dilution provision that has the effect of increasing the options as of February 28, 2002. During the year ended February 28, 2002, 142,857 options were granted and exercised under the anti-dilution provision. All additional options have the same expiration date of January 2004.

      For the year ended February 28, 2003, there were no options granted, exercised or terminated.

      The following is a summary of the status of stock option activity for the fiscal years ended February 28, 2003 and 2002.

                                                                     Weighted
                                                                     Average
                                                      Options     Exercise Price
                                                      --------      ---------
      Outstanding as of February 28, 2001              108,580      $    1.11
       Granted in 2002                                 142,857      $     .70
       Exercised in 2002                              (142,857)     $     .70
       Terminated                                           --             --
                                                      --------      ---------
      Outstanding as of February 28, 2002 and 2003     108,580      $    1.11
                                                      ========      =========

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003


      The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB Opinion 25 ("Accounting for Stock Issued to Employees") in accounting for stock options issued to employees. Accordingly, no compensation has been recognized for the years ended February 28, 2003 and 2002. The effect of applying SFAS 123 for the years ended February 28, 2003 and 2002 was not material.

NOTE 11  INCOME TAXES

      Income tax expense (benefit) for the years ended February 28, 2003 and 2002 are summarized as follows:

                                                        2003            2002
                                                    -----------     -----------
      Current:
       Federal                                      $       --      $       --
       State                                                --              --
       Deferred Federal and State                           --              --
                                                    -----------     -----------
      Income tax expense (benefit)                  $       --      $       --
                                                    ===========     ===========

      The Company's tax expense differs from the "expected" tax expense for the years ended February 28, 2003 and 2002 are as follows:

                                                        2003             2002
                                                    -----------     -----------

U.S. Federal income tax provision (benefit)         $  (578,386)    $(1,308,141)
Effect of unused net operating loss carryforward        578,386       1,308,141
                                                    -----------     -----------
                                                    $        --     $        --
                                                    ===========     ===========

      The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at February 28, 2003 and 2002 are as follows:

                                                        2003            2002
                                                    -----------     -----------
      Deferred tax assets:
        Net operating loss carryforward             $(6,566,527)    $(5,988,141)
                                                    -----------     -----------
           Total gross deferred tax assets           (6,566,527)     (5,988,141)
        Less valuation allowance                      6,566,527       5,988,141
                                                    -----------     -----------
      Net deferred tax assets                       $        --     $        --
                                                    ===========     ===========

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003


      As of February 28, 2003, the Company has net operating loss carryforwards of $17,636,960 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates through 2023.

      The net change in the valuation allowance during the year ended February 28, 2003 was an increase of $578,386.

NOTE 12  COMMITMENTS AND CONTINGENCIES

      (A) LEASE COMMITMENTS AND CONTINGENCIES

      The Company leases its office space under a non-cancelable operating lease agreement expiring in September 2004.

      The minimum annual lease payments due under the lease agreement is as follows:

               For the Year Ended February 28,
                            2004                               $   23,440
                            2005                                   14,000
                                                               ----------
                                                               $   37,440
                                                               ==========

      Rent expense was approximately $26,400 and $33,000 for the years ended February 28, 2003 and 2002, respectively.

      (B) EMPLOYMENT AGREEMENT

      The Company has an employment contract (the "agreement") with its president through January 1, 2005, which provides for annual salary and bonuses based on Company revenues. The agreement also provides for one-year extensions every January 1 unless notice is given by the Company. In addition, the Company has granted this person 150,000 stock options with an anti-dilution provision (See Note 10).

      (C) LICENSES

      The Company has entered into various licensing agreements (the "agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional minor league and college sports teams. The agreements expire at various dates through 2003 and generally require the Company to pay a royalty of between 9% and 11% of sales, with certain minimum royalty payments required. The unpaid minimum royalty fees related to these agreements are included in accrued expenses in the accompanying balance sheet. Royalty expense amounted to approximately $356,000 and $472,000 for the years ended February 28, 2003 and 2002, respectively.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003


      (D) CONTINGENCIES

      In the normal course of business the Company is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the accompanying consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any costs that may be incurred in excess of those amounts provided as of February 28, 2003 cannot currently be determined.

      In fiscal 2002, a licensing company commenced a lawsuit for various causes of action for breach of contract, trademark infringement and seeking a permanent injunction precluding the Company from using any of the plaintiffs' intellectual property. The Company consented to the entry of a permanent injunction and the parties entered into a settlement agreement, which resulted in the dismissal of the action in the subsequent period. However, despite the dismissal of the action, the plaintiff reserves the right to pursue monetary claims against the Company for its breach of various license agreements.

      (E) OTHER CONTINGENCIES

      The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The liability is approximately $253,000 as of February 28, 2003, which includes penalties and interest. The Company has previously accrued for this liability and no additional accrual was made in fiscal 2003.

      (F) MAJOR CUSTOMERS

      Approximately 83% and 60% of the Company's revenues were derived from its three largest customers for the fiscal years ended February 28, 2003 and 2002, respectively.

      (G) AGREEMENTS

      In February 2003, the Company entered into a joint venture agreement with another party whereby the other party is responsible for providing replacement batteries for most popular brands of mobile telephones. The Company is responsible for obtaining the necessary licenses, design of the images and the marketing of the products. Under the terms of the

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003


      agreement, 50% of the sales are to be retained by the Company and the other 50% are to be remitted to the other entity. As of February 28, 2003, nothing has transpired under the joint venture.

NOTE 13  RELATED PARTY TRANSACTIONS

      The Company has an employment agreement with its president (see Note 12(B)), who has elected to defer a portion of his salary in support of the cash needs of the Company. As of February 28, 2003 and 2002, the amount of salary deferred was approximately $309,500 and $167,000, respectively, which were included in accrued expenses. The Company has also issued stock options to the president (See Note 10).

      Included in notes and loans payable is approximately $97,000, which is included in notes payable - related parties in the accompanying balance sheet, due to the Company's president and other related parties as of February 28, 2003. The Company accrued interest related to these loans of approximately $5,000 each year and approximately $82,000 in accrued interest was payable relating to these loans as of February 28, 2003 which is recorded in accrued expenses in the accompanying consolidated balance sheet.

      The Company issued approximately 19,000,000 and 530,000 shares of common stock to officers, directors and family members for services rendered during the years ended February 28, 2003 and 2002, respectively.

NOTE 14 NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

      During the year ended February 28, 2003, the Company converted $25,000 of notes and loans payable, $19,800 of convertible secured debentures, $25,000 of convertible subordinated debentures and $9,741 of related accrued interest into 18,457,365 shares of common stock having an aggregate fair value of $260,620. Since the conversions were based upon negotiated conversion prices with the debtors, the Company incurred a net loss on the conversions of $181,078, as the fair market value of the Company's common stock on the date of the conversions was more than the negotiated conversion prices.

      During the year ended February 28, 2002, the Company converted $36,000 of notes and loans payable, $12,500 of convertible secured debentures, $40,000 of convertible subordinated debentures and $16,033 of related accrued interest into 156,390 shares of common stock having an aggregate fair value of $188,391. Since the conversions were based upon negotiated conversion prices with the debtors, the Company incurred a net loss of $83,858, as the fair market value of the Company's common stock on the date of the conversions was more than the negotiated conversion prices.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2003


NOTE 15  SUBSEQUENT EVENTS

      Subsequent to February 28, 2003, the Company at various dates issued secured convertible debentures totaling $300,000 to a group of investors. These debentures mature one year from date of issuance, bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lesser of $ .01 or 25% discount from the lowest bid price over the 3 trading days during the 20 days preceding conversion.

      In December 2003, the Company and an employee entered into a five-year Employment Agreement under which the employee is to receive a weekly salary of $500. Additionally, 20,000,000 stock options are to be granted at exercise prices ranging from $.001 to $.004 per share. The options have a ten-year term. An additional 3,200,000 shares of our common stock are to be issued on or before the termination of the employment agreement. Compensation afforded to the employee under the agreement will also satisfy any and all our indebtedness to the employee and related parties. The amount of this debt is estimated to be $219,530.

      Subsequent to February 28, 2003, the Company entered into marketing relationships with various suppliers of products.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2003, we are not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation paid or accrued by us to certain of our executive officers during fiscal years ended 2003, 2002 and 2001. Summary Compensation Table

                                                                         Other
                                                           Annual      Restricted     Options       LTIP
  Name & Principal                Salary       Bonus       Compen-       Stock         SARs       Payouts      All Other
      Position          Year        ($)         ($)      sation ($)    Awards ($)     (#)(1)        ($)      Compensation
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Paul S. Lipschutz,      2003     142,750 (1)
CEO                     2002     142,750 (1)
                        2001     125,000 (1)     0             0           0             0            0            0
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------

(1) Mr. Lipschutz agreed to defer his salary in fiscal years 2003, 2002 and 2001 due to our financial condition and to help us secure financing. Mr. Lipschutz received an aggregate 70,714 shares of common stock as compensation for services in fiscal year 2001, 30,588 in fiscal year 2002 and 14,000,000 in fiscal year 2003.

OPTIONS

         No options were exercised or granted during fiscal 2003.

         There were no long-term incentive plans or rewards made in fiscal 2003.

EMPLOYMENT AGREEMENTS

         Mr. Lipschutz, our Chief Executive Officer, has an Employment Agreement with us which became effective on January 1, 1999 and which originally expired on January 1, 2004. At each anniversary date of the Employment Agreement, the Employment Agreement will extend for another year, unless either Mr. Lipschutz or we give ninety days prior notice of intent not to have the Agreement renewed. No notice was given on January 1, 2004; therefore the Employment Agreement has been extended to January 1, 2005. If no notice is given on January 1, 2005, the term of the Employment Agreement will be extended to January 1, 2006.

         Under the Employment Agreement, Mr. Lipschutz was also granted an option originally exercisable for 143,137 shares of our common stock, immediately exercisable, at a price of $.70 per share (the "Option"). In January 2000, the Company issued an additional 142,857 options to Mr. Lipschutz, which were immediately exercisable, at an exercise price of $.70 per share and were exercised in fiscal year 2002. 50,000 of these options were exercised during year ended February 28, 2002 and 92,857 remain outstanding as of February 28, 2003. The agreement also contains an anti-dilution provision that has the effect of increasing the options as of February 28, 2002. During the year ended February 28, 2002, 142,857 options were granted and exercised for services rendered under the anti-dilution provision.

These Option may be exercised in whole or in part through January 1, 2004, but partial exercises of the Option must be made in lots of 100,000 shares or greater. The Option will continue to be exercisable for its original term after in the event of Mr. Lipschutz' death or the termination of his employment with us. Under the Employment Agreement, the number of shares for which the option is exercisable has anti-dilution protection so that the option will always be exercisable for 11.52% of our outstanding Common Stock. These options have expired as of January 1, 2004.

         Mr. Lipschutz's initial base salary under the Employment Agreement for calendar year 1999 was $125,000. During the calendar year 2000 and for each year thereafter, Mr. Lipschutz is entitled to an additional salary based on our gross sales as follows:

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

         Beginning with calendar year 2001, Mr. Lipschutz's base salary will increase by 15% of the sum of his previous year's base salary and additional salary under the table above for the immediately preceding year. Mr. Lipschutz agree to forgo his 15% increase for calendar year ended 2003.

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

Title of Class    Name and Address                 Amount of        Percent of
                  of Beneficial Owner              Beneficial         Class
                                                   Ownership           (1)

Common Stock      Paul S. Lipschutz                86,865,081 (2)     18.1%
                  1600 Lower State Road
                  Doylestown, PA 18901

Common Stock      Jay Lipschutz                       939,641            *
                  1600 Lower State Road
                  Doylestown, PA 18901

Common Stock      Shares of all directors and      87,804,722 (2)     18.3%
                  executive officers as a
                  group (2 persons)

Common Stock      Kenneth Adelberg                 43,250,000          9.0%
                  609 Longchamps Drive
                  Devon, PA 19333

Common Stock      Richard and Elizabeth Elmore     66,666,700         13.9%
                  1600 Lower State Road
                  Doylestown, PA 18901

* Represents less than 1%

(1) Based on 478,972,190 shares of common stock currently outstanding.

(2) Include 5,000,000 shares owned by Paul Lipschutz's wife, Marilyn Lipschutz, as to which Mr. Lipschutz disclaims beneficial ownership. Includes 375 shares owned by the estate of Harvey Benson, of which Mr. Lipschutz serves as Executor.

STOCK OPTION PLANS

         None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Beginning in fiscal year 1996, Mr. Lipschutz, our Chief Executive Officer, made various loans to us to assist with meeting our important expenditures.

         At February 28, 2003, the principal amount of Mr. Lipschutz's loan had increased to $53,715 through net borrowings. The loan accumulated $5,071 in interest during fiscal year 2003, and the loan had total accrued interest of $82,228 at February 28, 2003. The total amount owed to Mr. Lipschutz, with interest and principal on the loan, at February 28, 2003 was $135,943.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

We filed the following reports on Form 8-K during our fourth quarter of fiscal 2003:

         Form 8-K, December 20, 2002, Item 4 - Reporting the dismissal of WithumSmith+Brown as the Company's auditor and the appointment of Weinberg & Company, P.A. as the Company's new auditors.

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

3.5 By-Laws of the Company, filed as Exhibit 3.2 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

4.1 Form of debenture, filed as Exhibit 4.1 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

4.2 Form of debenture issued April 2000, filed as Exhibit 4.2 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

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

31.1        Certification by Chief Executive Officer pursuant to Sarbanes-Oxley
            Section 302.

31.2        Certification by Chief Financial Officer pursuant to Sarbanes-Oxley
            Section 302.

32.1        Certification by Chief Executive Officer pursuant to 18 U.S. C.
            Section 1350.

32.2        Certification by Chief Financial Officer pursuant to 18 U.S. C.
            Section 1350.

ITEM 3 - CONTROLS AND PROCEDURES

      a) Evaluation of Disclosure Controls and Procedures. As of February 28, 2003, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

                        Collectible Concepts Group, Inc., a Delaware Corporation



Dated: July 30, 2004                        By: /s/ Paul Lipschutz
                                                    ----------------------
                                                    Paul Lipschutz
                                                    Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                          DATE
---------                                -----                          ----

/s/ Paul Lipschutz               Chief Executive Officer           July 30, 2004
-------------------------        and Director
Paul Lipschutz

/s/ Jay Lipschutz                Director                          July 30, 2004
-------------------------
Jay Lipschutz