Form 10QSB
period 2003-05-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2004-09-17
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003

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

                            Yes [_]     No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 478,972,190 shares issued and outstanding as of June 30, 2004

                        COLLECTIBLE CONCEPTS GROUP, INC.

                                      INDEX

PART I    FINANCIAL INFORMATION

          ITEM 1 Condensed  Consolidated  Balance Sheet As Of
                 May 31, 2003 (Unaudited) ................................     3

                 Condensed    Consolidated    Statements   Of
                 Operations  For The Three  Months  Ended May
                 31, 2003 And 2002 (Unaudited) ...........................     4

                 Condensed  Consolidated Statement Of Changes
                 In  Shareholders'  Deficiency  For The Three
                 Months Ended May 31, 2003 (Unaudited) ...................     5

                 Condensed  Consolidated  Statements  Of Cash
                 Flows  For The  Three  Months  Ended May 31,
                 2003 And 2002 (Unaudited) ...............................     6

                 Notes To  Condensed  Consolidated  Financial
                 Statements As Of May 31, 2003  (Unaudited) ..............  7-16

          ITEM 2 Management's   Discussion  and  Analysis  of
                 Financial    Condition    and   Results   of
                 Operations .............................................. 17-23

          ITEM 3 Controls and Procedures .................................    24

PART II   OTHER INFORMATION

          ITEM 1 Legal proceedings .......................................    25
          ITEM 2 Changes in securities and use of proceeds ...............    25
          ITEM 3 Defaults upon senior securities .........................    25
          ITEM 4 Submission of matters to a vote of security holders .....    25
          ITEM 5 Other information .......................................    25
          ITEM 6 Exhibits and Reports on 8-K .............................    25

          SIGNATURES .....................................................    27

                 COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF MAY 31, 2003
                                    (UNAUDITED)


                                     ASSETS

CURRENT ASSETS

Cash                                                               $      1,503
Accounts receivable, net of allowance for doubtful accounts
   of $2,740                                                             36,644
Inventories                                                              17,577
                                                                   ------------
Total Current Assets                                                     55,724
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                              32,827
                                                                   ------------

OTHER ASSETS

Trademarks                                                                1,300
Security deposits                                                         3,200
                                                                   ------------
Total Other Assets                                                        4,500
                                                                   ------------
TOTAL ASSETS                                                       $     93,051
                                                                   ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable                                                   $  1,419,215
Accrued expenses                                                      1,678,240
Convertible secured debentures, net                                     705,263
Notes and loans payable, current portion                                750,278
Loans payable - related parties                                          85,039
Convertible subordinated debentures                                     114,800
                                                                   ------------
Total Current Liabilities                                             4,752,835

Notes and loans payable, long-term portion                                9,773
                                                                   ------------

TOTAL LIABILITIES                                                     4,762,608
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                --

SHAREHOLDERS' DEFICIENCY

Common stock, $.001 par value, 700,000,000 shares
authorized, 134,389,407 shares issued and outstanding                   134,389
Common stock to be issued (2,085,384 shares)                             14,861
Additional  paid-in capital                                          14,467,638
Deferred equity based expense                                          (150,000)
Accumulated  deficit                                                (19,136,445)
                                                                   ------------
Total  Shareholders'  Deficiency                                     (4,669,557)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $     93,051
                                                                   ============


     See accompanying notes to condensed consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                  THE THREE MONTHS ENDED MAY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                     2003             2002
                                                -------------    -------------

SALES                                           $      50,145    $      40,233

COST OF SALES                                          30,966           61,684
                                                -------------    -------------
GROSS PROFIT (LOSS)                                    19,179          (21,451)

OPERATING EXPENSES

Selling, general and administrative                   204,140          224,020
                                                -------------    -------------

LOSS FROM OPERATIONS                                 (184,961)        (245,471)
                                                -------------    -------------

OTHER INCOME (EXPENSE)

Interest expense, net                                 (96,506)         (20,297)
Forgiveness of debt                                        --           70,778
                                                -------------    -------------
Total Other Income (Expense)                          (96,506)          50,481
                                                -------------    -------------

LOSS BEFORE TAX PROVISION                            (281,467)        (194,990)
INCOME TAX PROVISION                                       --               --
                                                -------------    -------------

NET LOSS                                        $    (281,467)   $    (194,990)
                                                =============    =============


BASIC AND DILUTED LOSS PER SHARE                $          --    $       (0.02)
                                                =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  - BASIC AND DILUTED                             116,626,868        8,348,514
                                                =============    =============


     See accompanying notes to condensed consolidated financial statements.


                                          COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                                               FOR THE THREE MONTHS ENDED MAY 31, 2003
                                                             (UNAUDITED)

                                                    COMMON STOCK
                         COMMON STOCK               TO BE ISSUED          ADDITIONAL       DEFERRED
                 ---------------------------  ------------------------      PAID-IN      EQUITY-BASED     ACCUMULATED
                     SHARES        AMOUNT       SHARES       AMOUNT         CAPITAL         EXPENSE         DEFICIT        TOTAL
                 ------------   ------------  ---------   ------------   ------------    -------------   ------------  ------------
Balance,
 February
  28, 2003         99,400,121   $     99,400  1,524,506   $     10,374   $ 14,396,576    $   (187,500)   $(18,854,978) $ (4,536,128)

Common
 stock
  issued
   for cash         9,714,286          9,714         --             --          7,286              --              --        17,000

Common
 stock
  issued
  for
   services
    rendered       14,025,000         14,025         --             --         42,075              --              --        56,100

Common stock
 to be  issued
 per
anti-dilution
  provision                --             --    560,878          4,487         (4,487)             --              --            --

Conversions
 of
 convertible
 secured
 debentures
  to common
   stock           11,250,000         11,250         --             --          1,188              --              --        12,438

Beneficial
 conversion
  on
  convertible
    debentures             --             --         --             --         25,000         (25,000)             --            --

Amortization
 of deferred
  equity
   based
    expense                --             --         --             --             --          62,500              --        62,500

Net loss,
  May 31,
   2003                    --             --         --             --             --              --        (281,467)     (281,467)
                 ------------   ------------  ---------   ------------   ------------    ------------    ------------  ------------
BALANCE
  MAY 31,
   2003           134,389,407   $    134,389  2,085,384   $     14,861   $ 14,467,638    $   (150,000)   $(19,136,445) $ (4,669,557)
                 ============   ============  =========   ============   ============    ============    ============  ============


                               See accompanying notes to condensed consolidated financial statements.


                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                        2003         2002
                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             $(281,467)   $(194,990)
Adjustments  to  reconcile  net loss to net cash
 (used in) provided by operating activities:

  Depreciation                                           5,091        5,931

  Common stock issued for services rendered             56,100       81,000

  Amortization of deferred equity based expense         62,500           --

  Forgiveness of debt                                       --       70,000

Changes in operating assets and liabilities:

Accounts receivable                                    (33,133)      10,840

Inventories                                              5,693           --

Accounts payable and accrued expenses                  107,703       28,248
                                                     ---------    ---------
Net Cash (Used in) Provided By Operating
  Activities                                           (77,513)       1,029
                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                       --           --
                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of convertible secured
   debentures                                           25,000           --

Proceeds from issuance of convertible subordinated
  debentures                                            43,000           --

Proceeds from the issues of common stock                17,000           --

Repayment of notes and loans payable                      (578)      (5,109)

Proceeds from notes and loans payable                       --        6,500

Repayment of notes payable - related parties           (14,976)      (2,420)

Proceeds from notes payable - related parties            2,970           --
                                                     ---------    ---------
Net Cash Provided by/(Used in) Financing
 Activities                                             72,416       (1,029)
                                                     ---------    ---------
NET DECREASE IN CASH                                    (5,097)          --

CASH - BEGINNING OF PERIOD                               6,600          139
                                                     ---------    ---------
CASH - END OF PERIOD                                 $   1,503    $     139
                                                     =========    =========


     See accompanying notes to condensed consolidated financial statements.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2003
                                    UNAUDITED

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) BASIS OF PRESENTATION

         These condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ended February 28, 2004. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2003.

         (B) PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of Collectible Concepts Group, Inc. and its two wholly owned subsidiaries, Team Sports Specialties Corporation and Music Art Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (C) USE OF ESTIMATES

         The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (D) LOSS PER SHARE

         Basic and diluted loss per share for all periods presented is computed based on the weighted average number of common shares outstanding. The assumed conversions of convertible debentures into common stock and exercises of stock options was not included in the computation of diluted loss per share because the assumed conversions and exercises would be anti-dilutive.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2003
                                   (UNAUDITED)


         (E) STOCK-BASED COMPENSATION

         SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company values shares issued in consideration of services at fair value. Options or warrants issued to non-employees and consultants are recorded using the fair value method, based on the Black-Scholes option-pricing model. There were no options issued to employees during the periods presented. Therefore, the required disclosure of pro forma amounts under SFAS No. 123, as modified by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", has not been presented.

         (F) RECLASSIFICATIONS

         Certain items have been reclassified in prior period statements to conform to the current period presentation.

         (G) RECENT ACCOUNTING PRONOUNCEMENTS

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2003
                                   (UNAUDITED)


         Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

         In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

         Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

         Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003

         Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2003
                                   (UNAUDITED)


         In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the
         accounting   policy  for  loan   commitments,   including  methods  and
         assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

         Management does not expect the adoption of these pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2   GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the three months ended May 31, 2003, the Company had a working capital deficiency of $4,697,111, a shareholders' deficiency of $4,669,557, a net loss of $281,467 and net cash used in operations of $77,513. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2003
                                   (UNAUDITED)


         In order to generate additional revenues and the working capital needed to continue and expand operations, the Company's management has committed to a plan for reducing expenses, increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operating expenses (See Note 10).

NOTE 3   CONVERTIBLE SECURED DEBENTURES

         In May 2000, the Company issued $400,000 of secured convertible debentures to a group of investors. These debentures matured in April 2001, are secured by substantially all of the Company's assets and bear interest at 10% per annum, payable quarterly; the debentures are convertible into common stock at any time at the holder's option at the lesser of $2.80 or 50% of market value (the debt discount of $65,000 assigned to this beneficial conversion feature was recorded as additional paid-in capital and the debt discount was amortized as interest expense in the quarter ended May 31, 2000 because the debentures are convertible at any time at the holder's option); the debentures also have warrants to purchase 57,143 shares of common stock at 110% of the market value on the closing date - the warrants have a five-year life and are exercisable immediately (using an option pricing model, the warrants were valued at $280,000 using the following assumptions: no expected payment of dividends, expected lives of warrants of three years, a risk free rate of 6.5% and a volatility of 75%). The $280,000 was recorded as additional paid-in capital and the debt discount was amortized to interest expense over the term of the related debentures. As of February 28, 2002, the debt discount had been fully amortized. The debenture holders also have certain rights in the event the Company files a registration statement. The Company was not able to complete an effective registration statement within 150 days of the debenture sale. As a result, the Company is in default of the debenture agreement. As of the date of this report, these debentures are still unpaid and in default.

         On May 28, 2002, the Company issued a $75,000 convertible secured debenture to a group of investors with a conversion price of 50% of the average of the lowest three intraday trading prices during the twenty days immediately preceding conversion. This results in a beneficial conversion feature of $75,000, which has been fully recognized as an expense at February 28, 2003. The debentures bear interest of 12% simple interest per annum and matured on July 28, 2003. The debentures are convertible into shares of the Company's common stock at any time at the holder's option equal to the quotient of (a) the aggregate amount of the principle and accrued interest and unpaid interest to be so converted by (b) the conversion price. As of the date of this report, these debentures are still unpaid and in default.

         On November 26, 2002, the Company issued $250,000 of convertible secured debentures to a group of investors. These debentures mature on November 26, 2003 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2003
                                   (UNAUDITED)


         results in a beneficial conversion feature in the amount of $250,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount, $62,500 was amortized to expense during the three months ended May 31, 2003 and $125,000 remains deferred as of May 31, 2003.

         On May 13, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on May 13, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. The entire beneficial conversion expense of $25,000 has been deferred as of May 31, 2003.

         The following schedule reflects convertible secured debentures as of May 31, 2003 (in order of due date):

         10% convertible secured debentures, due April 2001
         (net of conversions) (A)                                      $ 355,263

         12% convertible secured debentures, due July 2003 (A)            75,000

         15% convertible secured debentures, due November 2003 (A)       250,000

         15% convertible secured debentures, due May 2004 (A)             25,000
                                                                       ---------
            Total                                                      $ 705,263
                                                                       =========

         (A) In default

NOTE 4   NOTES AND LOANS PAYABLE

         As of May 31, 2003, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures February 28, 2006. The balance of the notes and loans payable, with the exception of the auto loan, are in default and remain unpaid as of May 31, 2003.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2003
                                   (UNAUDITED)


         The Company has loans payable of $85,039, which are included as loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president and other related parties as of May 31, 2003. During the three months ended May 31, 2003, the Company recorded interest expense of $1,342 relating to loans from its president and other related parties and $83,570 in accrued interest was payable relating to these loans as of May 31, 2003 which is included in accrued expenses in the accompanying condensed consolidated balance sheet (See Note 8).

NOTE 5   CONVERTIBLE SUBORDINATED DEBENTURES

         The Company has outstanding $71,800 of convertible subordinated debentures that bear interest at 12% per annum and matured at various times through August 2001. The debentures are in default and remain unpaid. Each $1,000 unit is convertible at any time at the holder's option, into between 143 and 1,429 shares of Company common stock for an aggregate of 38,214 common shares.

         The Company issued an additional $43,000 of convertible subordinated debentures during the three months ended May 31, 2003. The debentures bear interest at 12% per annum and have a term of one year. Subsequent to May 31, 2003, the debentures were not paid at the due date and are in default. Each $1,000 unit is convertible at any time at the holder's option, into 1,000,000 shares of Company common stock for an aggregate of 43,000,000 common shares.

         The following schedule reflects convertible subordinated debentures as of May 31, 2003 (in order of due date):

         12% convertible subordinated debentures,  unsecured,
         due at various times through August 2001 (A)                  $  71,800

         12% convertible subordinated debentures,  unsecured,
         due at various times during quarter ended May 31, 2004 (A)       43,000
                                                                       ---------
            Total                                                      $ 114,800
                                                                       =========

         (A) In default

NOTE 6   COMMON STOCK

         In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. The Company has not issued the 2,085,384 shares owed as of May 31, 2003, to the third party. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital, for all periods presented.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2003
                                   (UNAUDITED)


         During the three months ended May 31, 2003, the Company converted $12,438 of convertible secured debentures into 11,250,000 shares of common stock having a fair value of $103,125. The conversions of debt to stock were based upon negotiated conversion prices with the debtors (See Note 3). Based on sales of common stock for cash during the three months ended May 31, 2003 for prices below market value, no gain or loss has been recognized on the aforementioned conversions of convertible secured debentures.

         During the three months ended May 31, 2003, the Company received $17,000 from the issuance of 9,714,286 shares of common stock through private placements to various investors.

         From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $56,100 and $81,000 for the three months ended May 31, 2003 and 2002, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. The number of shares of common stock issued for services performed in the three months ended May 31, 2003 and 2002 was 14,025,000 and 2,314,285, respectively.

NOTE 7   COMMITMENTS AND CONTINGENCIES

         (A) LICENSES

         The Company has entered into various licensing agreements (the "Agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional minor league and college sports teams. The Agreements expire at various dates through 2003 and generally require the Company to pay a royalty of between 9% and 11% of sales, with certain minimum royalty payments required. The unpaid minimum royalty fees related to these agreements of $286,500 are included in accrued expenses in the accompanying condensed consolidated balance sheet.

         (B) CONTINGENCIES

         In fiscal 2002, a licensing company commenced a lawsuit for various causes of action for breach of contract and trademark infringement, seeking a permanent injunction precluding the Company from using any of

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2003
                                   (UNAUDITED)


         the plaintiffs' intellectual property. The Company consented to the entry of a permanent injunction and the parties entered into a settlement agreement, which resulted in the dismissal of the action in the subsequent period. However, despite the dismissal of the action, the plaintiff reserves the right to pursue monetary claims against the Company for its breach of various license agreements.

         (C) CONCENTRATIONS

         Approximately 59% and 66% of the Company's revenues were derived from its three largest customers during the quarters ended May 31, 2003 and 2002, respectively.

         The Company obtains a significant portion of its new borrowings from one investor group. During the three months ended May 31, 2003, the Company borrowed $25,000 from this investor group. As of May 31, 2003, a total of $705,262 was owed to this investor group (See Note 3).

         (D) OTHER CONTINGENCIES

         The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The liability is $216,161 as of May 31, 2003, which includes penalties and interest and is included in accrued expenses.

NOTE 8   RELATED PARTY TRANSACTIONS

         The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of May 31, 2003, the amount of salary deferred was $345,125, which is included in accrued expenses. The Company has also issued stock options to the president.

         The Company has loans payable of $85,039, which is included in loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president and other related parties as of May 31, 2003. During the three months ended May 31, 2003, the Company recorded interest expense of $1,342 relating to loans from its president and related parties and $83,570 in accrued interest was payable relating to these loans as of May 31, 2003 which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

NOTE 9 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

         During the three months ended May 31, 2003, the Company converted $12,438 of convertible secured debentures into 11,250,000 shares of common stock. During the three months ended May 31, 2002, the Company converted $46,000 of notes and loans payable and related accrued interest into 4,264,000 shares of common stock.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2003
                                   (UNAUDITED)


         Cash payments for interest expense were immaterial for the three months ended May 31, 2003 and 2002.

NOTE 10  SUBSEQUENT EVENTS

         Subsequent to May 31, 2003, the Company at various dates issued secured convertible debentures totaling $275,000 to a group of investors. These debentures mature one year from the date of issuance, bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lesser of $ .01 or 75% discount from the lowest bid price over the three trading days during the twenty days preceding conversion.

         In December 2003, the Company and an employee entered into a five-year Employment Agreement under which the employee is to receive a weekly salary of $500. Additionally, 20,000,000 stock options are to be granted at exercise prices ranging from $.001 to $.004 per share. The options have a ten-year term. An additional 3,200,000 shares of our common stock are to be issued on or before the termination of the employment agreement. Compensation afforded to the employee under the agreement will also satisfy any and all indebtedness to the employee and related parties. The amount of this debt is estimated to be $219,530.

         Subsequent to May 31, 2003, the Company entered into marketing relationships with various suppliers of products.

         Subsequent to May 31, 2003, the Company issued 154,102,100 shares of common stock to thirty-seven individuals, in exchange for services rendered.

         Subsequent to May 31, 2003, the Company issued 246,815,390 shares of common stock to convert $48,404 of debt.

         Subsequent to May 31, 2003, the Company issued 7,300,000 shares of common stock as part of the shares owed to a third party that has a 1.603% anti-dilution ownership in the Company (See Note 6).

         In June 2004, the Company issued senior secured convertible redeemable notes totaling $550,000 to a group of investors. These notes mature two years from the date of issuance, bear interest at 15% per annum and are convertible into shares of the Company's common stock at $ .01 or 75% discount from the lowest bid price over the three trading days during the twenty days preceding conversion.

         Subsequent to May 31, 2003, the joint venture agreement with another company to market and sell battery products was dissolved and replaced with a new agreement whereby the Company sold its trade name and intellectual property rights in the previous joint venture in exchange for 500,000 restricted shares of Pivotal Self Service Technologies, Inc. common stock.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the telecommunications marketplace.

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

GENERAL

         The following detailed analysis of operations should be read in conjunction with the 2003 audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2003.

         During the three months ended May 31, 2003, the Company focused on the new genre of films being so heavily oriented to characters of comic books and fantasies. The Company pursued licenses mostly in that category and will supplement them with new trend properties as they appear. Management recognizes however, that the Company does not have the financial resources to engage in product development and manufacturing activities.

         In August 2003, the Company re-evaluated its business model. The Company believes that licenses have evolved into less time sensitive and sale spiking properties. The Company is not renewing or continuing licenses that do not fit our new business model. The Company's new business model will be focused on more evergreen properties and those with a longer window of opportunity. The Company recognized the need to have products that addressed the mainstream consumer market where market size and repeat sales opportunities could give the Company a means to stabilize and grow its revenues. To avoid the time, expense and risks associated with in-house new product development, the Company sought out entities with mainstream consumer products whose marketability could be enhanced by the addition of the Company's licenses. These activities produced new joint ventures and products that addressed new markets in keeping with the Company's new marketing direction aimed at the collegiate and professional sports marketplaces.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         In March of 2003 the Company entered into a Joint Venture Agreement with Pivotal Self-Service Technologies, Inc. a Canadian company to produce and market flashlight and battery products utilizing Pivotal's offshore manufacturing resources and the Company's licensing and marketing capabilities. In connection with this joint venture, the Company modified its pending license agreement for Terminator 3 (T-3) to include flashlights and batteries along with scrolls, pins and other desktop collectibles. Upon approval of the modifications by the licensor to the license agreement, Pivotal paid the Company $9,000 which was used as the initial payment against the $50,000 guaranteed royalty for the T-3 license. On November 8, 2003, the Joint Venture Agreement was dissolved and a new Royalty and Services Agreement entered into with Pivotec, a Division of Pivotal Self Service Technologies, Inc. Under the terms of the new agreement, the Company sold the Mighty Volt trade name and all intellectual property rights developed by the Company in the previous joint venture with Pivotal Self Service Technologies, Inc. in exchange for 500,000 restricted shares of Pivotal Self Service Technologies, Inc. common stock. The Company will assist Pivotec in obtaining licenses and managing other aspects of the business of selling licensed flashlight and battery products. Any licenses obtained in this manner will be assigned to Pivotec. This agreement provides a 1% royalty to the Company on net sales of any flashlight and/or battery products containing images available either from licenses the Company has or assisted in obtaining for Pivotec. Additionally, the Company may sell these licensed products and will receive a sales commission based on a formula of several variables that is expected to produce an average commission of 15% of the sale price. The agreement also contains a provision in which Pivotec paid the Company $16,000 for services it performed in obtaining licenses. This payment was credited against the outstanding royalty guarantee in the T-3 license agreement. The Company renegotiated the total advance on the guarantee amount to $25,000 from the original amount of $50,000. Under the agreement, the Company will retain ownership of the T-3 license.

         During the three months ended May 31, 2003, the Company issued $25,000 in convertible secured debentures that bear interest at 15% per annum and $43,000 of debentures have a 12% interest rate and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The funds are held in escrow and made available to the Company "as needed" on a draw down basis each month. The investor also agreed to purchase an additional $275,000 in convertible secured notes upon the Company's completion of all reporting requirements with the Securities and Exchange
Commission (SEC) and the filing of a registration statement with the SEC covering the shares of common stock underlying the convertible debentures.

CRITIAL ACCOUNTING POLICIES

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

         Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

         In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

         Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003

         Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

          In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

         Management does not expect the adoption of these pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2003 COMPARED TO THREE MONTHS ENDED MAY 31, 2002.

         Net revenue for the three months ended May 31, 2003 was $50,145 compared to net revenue of $ 40,233 for the three months ended May 31, 2002. The increase in revenue was due primarily to the sales in X-Men and Terminator products that offset the loss of sales in products from Lord Of The Rings.

         Cost of sales for the three months ended May 31, 2003 decreased by $30,718 from the three months ended May 31, 2002. Cost of sales as a percentage of revenues decreased to 61.8% for the three months ended May 31, 2003 as compared to 153.3% for the same period last year. The decrease is mainly attributable to the sales of products that were developed in the previous year.

          Selling, general and administrative expenses for the three months ended May 31, 2003 decreased to $204,140 from $224,020 for the same period the previous year. For the three months ended May 31, 2003 and May 31, 2002 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $56,100 and $81,000 respectively. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the three months ended May 31, 2003, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $7,096 versus charges of approximately $1,642 for the same period the previous year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company incurred interest expense of $96,506 for the three months ended May 31, 2003 as compared to $20,297 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $25,000 and $0 of interest expense respectively for the three months ended May 31, 2003 and 2002 respectively.

         As a result of the above, the Company had a net loss of $281,467 for the three months ended May 31, 2003 as compared to a net loss of $194,990 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         Since the Company's inception, it has experienced significant operating and net losses that it has been able to fund by obtaining private capital. The Company, therefore, cannot predict if and when it will generate income from operations and if it will be able to raise sufficient capital necessary to fund future operations. As of May 31, 2003, the Company has not generated sufficient revenues to meet operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern. We anticipate that we will require up to approximately $1,000,000 to fund our continued operations for the next twelve months, depending on revenues from operations.

         As of May 31, 2003, the Company had a working capital deficiency of $4,697,111. The working capital deficit increased from February 28, 2003 as a direct result of the unprofitable operations for the three months ended May 31, 2003 that resulted in cash used in operating activities of $77,513. The Company had an ending cash balance of $1,503 at May 31, 2003.

         The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the three months ended May 31, 2003, the Company received the following capital infusions:
$17,000 from issuance of common stock and exercise of stock options, $25,000 from the issuance of convertible secured debentures, $43,000 from the issuance of convertible subordinated debentures and $2,970 from other borrowings. During the three months ended May 31, 2003, the Company made payments of $15,553.

         To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with accredited investors on May 13, 2003 for the sale of (i) $25,000 in secured convertible notes. The secured convertible notes bear interest at 15%, mature one year from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.01 or (ii) 75% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

         The Company issued an additional $43,000 of convertible subordinated debentures during the three months ended May 31, 2003. The debentures bear interest at 12% per annum and have a term of one year. Each $1,000 unit is convertible at any time at the holder's option, into 1,000,000 shares of Company common stock for an aggregate of 43,000,000 common shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         An event of default has occurred regarding various convertibles secured debentures and convertible subordinated debentures in that the Company did not have an effective registration statement within 150 days of the sale of convertible debentures. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debentures. Subsequent to May 31, 2003, the convertible secured debenture holders converted $34,619 of this debt into 47,743,857 shares of the Company's common stock and issued another $275,000 in convertible secured debentures to the Company.

         As of May 31, 2003, the Company had $845,090 in outstanding notes and loans payable, $114,800 in convertible subordinated debentures and $705,263 in outstanding convertible secured debentures. As of May 31, 2003, the Company had $1,419,215 in accounts payable, $1,678,240 in accrued expenses, accrued payroll, accrued royalties and related taxes. These liabilities are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. In July 2002, the Company reached an agreement with the Internal Revenue Service on a payment plan for the back taxes owed. The plan called for the Company to make twelve monthly payments of $5,272, followed by six monthly payments of $13,200, followed by six monthly payments of $25,000. The Company made the first eleven payments of $5,272, but defaulted on payments thereafter. In December 2002, the Company began making monthly payments of $2,500, which the Company continues to do when the funds are available. The Company has a verbal agreement with the IRS that the Company will continue to make monthly payments of $2,500 with the understanding that the Company will accelerate and increase these payments when feasible, and the IRS will refrain from pursuing immediate payment in full. The Company, however, does not have a written agreement with the IRS to these terms.

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

ITEM 3 - CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of May 31, 2003, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended May 31, 2003 the Company sold 9,714,286 shares for $17,000. The Company also issued 14,025,000 shares to six individuals for services rendered. The shares have an aggregate fair market value of $56,100 based on the market price on the dates of issuance. The Company issued 11,250,000 shares of stock in exchange for $12,438 of convertible debentures.

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

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

         As of May 31, 2003 the Company was in default on the following convertible debentures that the Company has issued, $400,000 on May 3, 2000, $75,000 on June 3, 2002, $145,000 on November 26, 2002, $25,000 on December 15,
2002,  $25,000 on December 31, 2002,  $30,000 on January 17, 2003 and $25,000 on
February 20, 2003. The Company was also in default at May 31, 2003 on all interest payments owed on these amounts. As a result of these defaults, the Company is obligated to pay interest and certain other amounts. The Company was also in default on all interest payments owed on these convertible debentures. These defaults continue to exist as of today. The Company does not have the capital resources to pay the amounts required. The debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The debentures are secured substantially by all of the Company's assets.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5   OTHER INFORMATION

         Not applicable.

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

                                             COLLECTIBLE CONCEPTS GROUP, INC.

Date:   September 17, 2004                   By: /s/ PAUL S. LIPSCHUTZ
                                               ---------------------------------
                                               Paul S. Lipschutz
                                               Chief Executive Officer


Date:   September 17, 2004                   By: /s/ PAUL S. LIPSCHUTZ
                                               ---------------------------------
                                               Paul S. Lipschutz
                                               Principal Financial Officer