Form 10QSB
period 2003-08-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2004-09-28
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 535,166,225 shares issued and outstanding as of August 31, 2004

                        COLLECTIBLE CONCEPTS GROUP, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION

         ITEM 1   Condensed Consolidated Balance Sheet As Of August 31, 2003
                  (Unaudited)                                                  3

                  Condensed Consolidated Statements Of Operations For The
                  Three Months Ended August 31, 2003 And 2002 (Unaudited)      4

                  Condensed Consolidated Statements Of Operations For The
                  Six Months Ended August 31, 2002 And 2001 (Unaudited)        5

                  Condensed Consolidated Statement Of Changes In
                  Shareholders'  Deficiency For The Six Months Ended
                  August 31, 2003 (Unaudited)                                  6

                  Condensed Consolidated Statements Of Cash Flows For The
                  Six Months Ended August 31, 2003 And 2002 (Unaudited)        7

                  Notes To Condensed Consolidated Financial Statements As
                  Of August 31, 2003 (Unaudited)                          8 - 16

         ITEM 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    17 - 23

         ITEM 3   Controls and Procedures                                     24

PART II  OTHER INFORMATION

         ITEM 1   Legal proceedings                                           25
         ITEM 2   Changes in securities and use of proceeds                   25
         ITEM 3   Defaults upon senior securities                             25
         ITEM 4   Submission of matters to a vote of security holders         25
         ITEM 5   Other information                                           25
         ITEM 6   Exhibits and Reports on 8-K                                 25

         SIGNATURES                                                           27

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF AUGUST 31, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
Cash                                                                        $      3,750
Accounts receivable, net of allowance for doubtful accounts of $2,740             36,004
Inventories                                                                       15,207
                                                                            ------------
Total Current Assets                                                              54,961
                                                                            ------------

PROPERTY AND EQUIPMENT, NET                                                       28,829
                                                                            ------------

OTHER ASSETS
Trademarks                                                                         1,300
Security deposits                                                                  3,200
                                                                            ------------
Total Other Assets                                                                 4,500
                                                                            ------------

TOTAL ASSETS                                                                $     88,290
                                                                            ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                            $  1,466,472
Accrued expenses                                                               1,792,307
Convertible secured debentures, net                                              744,925
Notes and loans payable, current portion                                         770,429
Loans payable - related parties                                                   77,924
Convertible subordinated debentures                                              114,800
                                                                            ------------
Total Current Liabilities                                                      4,966,857

Notes and loans payable, long-term portion                                         5,676
                                                                            ------------

TOTAL LIABILITIES                                                              4,972,533
                                                                            ------------

COMMITMENTS AND CONTINGENCIES                                                         --

SHAREHOLDERS' DEFICIENCY
Common stock, $.001 par value, 700,000,000 shares authorized, 172,833,158
  shares issued and outstanding                                                  172,830
Common stock to be issued (2,746,772 shares)                                      15,522
Additional paid-in capital                                                    14,562,972
Deferred equity based expense                                                   (118,750)
Accumulated deficit                                                          (19,516,817)
                                                                            ------------
Total Shareholders' Deficiency                                                (4,884,243)
                                                                            ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                              $     88,290
                                                                            ============

     See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                  THE THREE MONTHS ENDED AUGUST 31, 2003 & 2002
                                   (UNAUDITED)

                                                     2003             2002
                                                -------------    -------------

SALES                                           $      36,671    $       8,756

COST OF SALES                                          30,959            9,325
                                                -------------    -------------

GROSS PROFIT (LOSS)                                     5,712             (569)

OPERATING EXPENSES
Selling, general and administrative                   278,141          612,537
                                                -------------    -------------

LOSS FROM OPERATIONS                                 (272,429)        (613,106)
                                                -------------    -------------

OTHER INCOME (EXPENSE)
Consulting Income                                       9,000               --
Interest expense                                     (116,942)         (96,854)
                                                -------------    -------------
Total Other Income (Expense)                         (107,942)         (96,854)
                                                -------------    -------------

LOSS BEFORE TAX PROVISION                            (380,371)        (709,960)
INCOME TAX PROVISION                                       --               --
                                                -------------    -------------

NET LOSS                                        $    (380,371)   $    (709,960)
                                                =============    =============


BASIC AND DILUTED LOSS PER SHARE                $          --    $       (0.03)
                                                =============    =============

WEIGHTED AVERAGE SHARES USED IN NET LOSS
CALCULATIONS - BASIC AND DILUTED                  155,885,661       22,780,157
                                                =============    =============


     See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                   THE SIX MONTHS ENDED AUGUST 31, 2003 & 2002
                                   (UNAUDITED)


                                                     2003             2002
                                                -------------    -------------

SALES                                           $      86,816    $      48,989

COST OF SALES                                          61,926           71,009
                                                -------------    -------------

GROSS PROFIT (LOSS)                                    24,890          (22,020)

OPERATING EXPENSES
Selling, general and administrative                   482,238          836,558
                                                -------------    -------------

LOSS FROM OPERATIONS                                 (457,348)        (858,578)
                                                -------------    -------------

OTHER INCOME (EXPENSE)
Consulting Income                                       9,000               --
Interest expense                                     (213,491)        (117,150)
Forgiveness of Debt                                        --           70,778
                                                -------------    -------------
Total Other Income (Expense)                         (204,491)         (46,372)
                                                -------------    -------------

LOSS BEFORE TAX PROVISION                            (661,839)        (904,950)
INCOME TAX PROVISION                                       --               --
                                                -------------    -------------

NET LOSS                                        $    (661,839)   $    (904,950)
                                                =============    =============


BASIC AND DILUTED LOSS PER SHARE                $          --    $       (0.06)
                                                =============    =============

WEIGHTED AVERAGE SHARES USED IN NET LOSS
CALCULATIONS - BASIC AND DILUTED                  136,451,967       15,537,551
                                                =============    =============


     See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2003
                                   (UNAUDITED)

                                                                         Common Stock          Additional     Deferred
                                             Common Stock                To be issued           Paid-In     Equity-Based
                                         Shares        Amount        Shares        Amount       Capital        Expense
                                     ------------------------------------------------------------------------------------
Balance, February 28, 2003             99,400,121   $   99,400      1,524,506   $   10,374   $ 14,396,576    $ (187,500)
Common stock issued for cash            9,714,286        9,714             --           --          7,286            --
Common stock issued for services
  rendered                             38,750,000       38,750             --           --         91,450            --
Common stock to be issued per
  anti-dilution provision                      --           --      1,222,266        5,148         (5,148)           --
Conversions of convertible secured
  debentures to common stock           24,968,751       24,966             --           --         (2,192)           --
Beneficial conversion on
  convertible debentures                       --           --             --           --         75,000       (75,000)
Amortization of deferred equity
  based expense                                --           --             --           --             --       143,750
Net loss, August 31, 2003                      --           --             --           --             --            --
                                     ------------   ----------   ------------   ----------   ------------    ----------
BALANCE AUGUST 31, 2003               172,833,158   $  172,830      2,746,772   $   15,522   $ 14,562,972    $ (118,750)
                                     ============   ==========   ============   ==========   ============    ==========


                                      Accumulated
                                        Defecit          Total
                                     -----------------------------
Balance, February 28, 2003           $(18,854,978)   $ (4,536,128)
Common stock issued for cash                   --          17,000
Common stock issued for services
  rendered                                     --         130,200
Common stock to be issued per
  anti-dilution provision                      --              --
Conversions of convertible secured
  debentures to common stock                   --          22,774
Beneficial conversion on
  convertible debentures                       --              --
Amortization of deferred equity
  based expense                                --         143,750
Net loss, August 31, 2003                (661,839)       (661,839)
                                     ------------    ------------
BALANCE AUGUST 31, 2003              $(19,516,817)   $ (4,884,243)
                                     ============    ============

     See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED AUGUST 31, 2003 & 2002
                                   (UNAUDITED)

                                                                                  2003            2002
                                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $(661,839)     $(904,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                        9,089         11,861
Common stock issued for services rendered                                         130,200        539,419
Amortization of deferred equity based expense                                     143,750         75,000
Forgiveness of debt                                                                    --         70,000
Changes in operating assets and liabilities:
Accounts receivable                                                               (32,493)        19,764
Inventories                                                                         8,063             --
Accounts payable and accrued expenses                                             269,027         77,696
                                                                                ---------      ---------
Net Cash Used In Operating Activities                                            (134,203)      (111,210)
                                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:                                                  --             --
                                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible secured debentures                           75,000         75,000
Proceeds from issuance of convertible subordinated debentures                      43,000             --
Proceeds from the issues of common stock                                           17,000         25,000
Repayment of notes and loans payable                                               (2,025)       (21,514)
Proceeds from notes and loans payable                                              17,500         39,863
Repayment of notes payable - related parties                                      (22,092)        (8,970)
Proceeds from notes payable - related parties                                       2,970          2,282
                                                                                ---------      ---------
Net Cash Provided By Financing Activities                                         131,353        111,661
                                                                                ---------      ---------

NET (DECREASE) INCREASE IN CASH                                                    (2,850)           451

CASH - BEGINNING OF PERIOD                                                          6,600            139
                                                                                ---------      ---------

CASH - END OF PERIOD                                                            $   3,750      $     590
                                                                                =========      =========


      See accompanying notes to condensed consolidated financial statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A) Basis of Presentation

      These condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the six months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ended February 28, 2004. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2003.

      (B) Principles of Consolidation

      The condensed consolidated financial statements include the accounts of Collectible Concepts Group, Inc. and its two wholly owned subsidiaries, Team Sports Specialties Corporation and Music Art Corporation (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

       Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

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

NOTE 2   GOING CONCERN

       The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the six months ended August 31, 2003, the Company had a working capital deficiency of $4,911,896 a shareholders' deficiency of $4,884,243, a net loss of $661,839 and net cash used in operations of $134,203. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3   CONVERTIBLE SECURED DEBENTURES

       In May 2000, the Company issued $400,000 of secured convertible debentures to a group of investors. These debentures matured in April 2001, are secured by substantially all of the Company's assets and bear interest at 10% per annum, payable quarterly; the debentures are convertible into common stock at any time at the holder's option at the lesser of $2.80 or 50% of market value (the debt discount of $65,000 assigned to this beneficial conversion feature was recorded as additional paid-in capital and the debt discount was amortized as interest expense in the quarter ended May 31, 2000 because the debentures are convertible at any time at the holder's option); the debentures also have warrants to purchase 57,143 shares of common stock at 110% of the market value on the closing date - the warrants have a five-year life and are exercisable immediately (using an option pricing model, the warrants were valued at $280,000 using the following assumptions: no expected payment of dividends, expected lives of warrants of three years, a risk free rate of 6.5% and a volatility of 75%). The $280,000 was recorded as additional paid-in capital and the debt discount was amortized to interest expense over the term of the related debentures. As of February 28, 2002, the debt discount had been fully amortized. The debenture holders also have certain rights in the event the Company files a registration statement. The Company was not able to complete an effective registration statement within 150 days of the debenture sale. As a result, the Company was in default of the debenture agreement. As of the date of this report, these debentures are still unpaid and in default.

       On May 28, 2002, the Company issued a $75,000 convertible secured debenture to a group of investors with a conversion price of 50% of the average of the lowest three intraday trading prices during the twenty days immediately preceding conversion. This results in a beneficial conversion feature of $75,000, which has been fully recognized as an expense at February 28, 2003. The debentures bear interest of 12% simple interest per annum and matured on July 28, 2003. The debentures are convertible into shares of the Company's common stock at any time at the holder's option equal to the quotient of (a) the aggregate amount of the principal and accrued interest and unpaid interest to be so converted by
       (b) the conversion price. As of the date of this report, these debentures are still unpaid and in default.

       On November 26, 2002, the Company issued $250,000 of convertible secured debentures to a group of investors. These debentures mature on November 26, 2003 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $250,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $125,000 was amortized to expense during the six months ended August 31, 2003 and $62,500 remains deferred as of August 31, 2003.

       On May 13, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on May 13, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $6,250 was amortized to expense to expense during the six months ended August 31, 2003 and $18,750 remains deferred as of August 31, 2003.

       On June 25, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on June 25, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $6,250 was amortized to expense to expense during the six months ended August 31, 2003 and $18,750 remains deferred as of August 31, 2003.

       On July 18, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on July 18, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $6,250 was amortized to expense to expense during the six months ended August 31, 2003 and $18,750 remains deferred as of August 31, 2003.

       The following schedule reflects convertible secured debentures as of August 31, 2003 (in order of due date), all of which are in default:

       10% convertible secured debentures, due April 2001
       (net of conversions) (A)                                       $  344,925
       12% convertible secured debentures, due July 2003 (A)              75,000
       15% convertible secured debentures, due November 2003 (A)         250,000
       15% convertible secured debentures, due May 2004 (A)               25,000
       15% convertible secured debentures, due June 2004 (A)              25,000
       15% convertible secured debentures, due July 2004 (A)              25,000
                                                                      ----------
       Total                                                          $  744,925
                                                                      ==========
       (A) In default

NOTE 4   NOTES AND LOANS PAYABLE

      As of August 31, 2003, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures February 28, 2006. The balance of the notes and loans payable, with the exception of the auto loan, are in default and remain unpaid as of August 31, 2003.

      The Company has loans payable of $77,924, which are included as loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president and other related parties as of August 31, 2003. During the six months ended August 31, 2003, the Company recorded interest expense of $2,614 relating to loans from its president and other related parties and $84,842 in accrued interest was payable relating to these loans as of August 31, 2003 which is included in accrued expenses in the accompanying condensed consolidated balance sheet (See Note 8).

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

      The Company issued an additional $43,000 of convertible subordinated debentures during the six months ended August 31, 2003. The debentures bear interest at 12% per annum and have a term of one year. Subsequent to August 31, 2003, the debentures were not paid at the due date and are in default. Each $1,000 unit is convertible at any time at the holder's option, into 1,000,000 shares of Company common stock for an aggregate of 43,000,000 common shares.

      The following schedule reflects convertible subordinated debentures as of August 31, 2003 (in order of due date):

       12% convertible subordinated debentures, unsecured, due
       at various times through August 2001 (A)                     $   71,800

       12% convertible subordinated debentures, unsecured, due
       at various times during quarter ended May 31, 2004 (A)           43,000
                                                                    ----------
       Total                                                        $  114,800
                                                                    ==========

       (A) In default

NOTE 6   COMMON STOCK

      In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. The Company has not issued 2,746,772 shares owed to the third party as of August 31, 2003. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital, for all periods presented.

      During the six months ended August 31, 2003, the Company converted $22,774 of convertible secured debentures into 24,968,751 shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with the debtors (See Note 3). Based on sales of common stock for cash during the six months ended August 31, 2003 for prices below market value, no gain or loss has been recognized on the aforementioned conversions of convertible secured debentures.

      During the six months ended August 31, 2003, the Company received $17,000 from the issuance of 9,714,286 shares of common stock through private placements to various investors.

      From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $130,200 and $539,419 for the six months ended August 31, 2003 and 2002, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. The number of shares of common stock issued for services performed in the six months ended August 31, 2003 and 2002 was 38,750,000 and 29,921,571, respectively.

NOTE 7   COMMITMENTS AND CONTINGENCIES

     (A) Licenses

      The Company has entered into various licensing agreements (the "Agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional minor league and college sports teams. The Agreements expire at various dates through 2003 and generally require the Company to pay a royalty of between 9% and 11% of sales, with certain minimum royalty payments required. The unpaid minimum royalty fees related to these agreements of $397,250 are included in accrued expenses in the accompanying condensed consolidated balance sheet.

     (B) Contingencies

      In fiscal 2002, a licensing company commenced a lawsuit for various causes of action for breach of contract and trademark infringement, seeking a permanent injunction precluding the Company from using any of the plaintiffs' intellectual property. The Company consented to the entry of a permanent injunction and the parties entered into a settlement agreement, which resulted in the dismissal of the action in the subsequent period. However, despite the dismissal of the action, the plaintiff reserves the right to pursue monetary claims against the Company for its breach of various license agreements.

      (C) Concentrations

      Approximately 74% and 90% of the Company's revenues were derived from its three largest customers during the three months ended August 31, 2003 and 2002, respectively.

      Approximately 46% and 73% of the Company's revenues were derived from its three largest customers during the six months ended August 31, 2003 and 2002, respectively

      The Company obtains a significant portion of its new borrowings from one investor group. During the six months ended August 31, 2003, the Company borrowed $75,000 from this investor group. As of August, 31 2003, a total of $744,925 was owed to this investor group (See Note 3).

      (D) Other Contingencies

      The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The liability is $205,252 as of August 31, 2003, which includes penalties and interest and is included in accrued expenses.

NOTE 8   RELATED PARTY TRANSACTIONS

      The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of August 31, 2003, the amount of salary deferred was $380,750, which is included in accrued expenses. The Company has also issued stock options to the president.

      The Company has loans payable of $77,924, which is included in loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president and other related parties as of August 31, 2003. During the six months ended August 31, 2003, the Company recorded interest expense of $2,614 relating to loans from its president and other related parties and $84,842 in accrued interest was payable relating to these loans as of August 31, 2003 which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

NOTE 9 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

      During the six months ended August 31, 2003, the Company converted $22,774 of convertible secured debentures into 24,968,751 shares of common stock.

      Cash payments for interest expense were immaterial for the six months ended August 31, 2003 and 2002.

NOTE 10  SUBSEQUENT EVENTS

      Subsequent to August 31, 2003, the Company at various dates issued secured convertible debentures totaling $225,000 to a group of investors. These debentures mature one year from the date of issuance, bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lesser of $ .01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion.

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

      Subsequent to August 31, 2003, the Company issued 129,377,100 shares of common stock to thirty-one individuals, in exchange for services rendered.

      Subsequent to August 31, 2003, the Company issued 233,096,639 shares of common stock to convert $38,607 of debt.

      Subsequent to August 31, 2003, the Company issued 7,300,000 shares of common stock as part of the shares owed at that date to a third party that has a 1.603% anti-dilution ownership in the Company (See Note 6).

      In June 2004, the Company issued senior secured convertible redeemable notes totaling $550,000 to a group of investors. These notes mature two years from the date of issuance, bear interest at 15% per annum and are convertible into shares of the Company's common stock at $ .01 or 50% discount from the lowest bid price over the three trading days during the twenty days preceding conversion.

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

         During the three months ended August 31, 2003, the Company issued $50,000 in convertible secured debentures that bear interest at 15% per annum and a year maturity and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The funds are held in escrow and made available to the Company "as needed" on a draw down basis each month. The investor also agreed to purchase an additional $225,000 in convertible secured notes upon the Company's completion of all reporting requirements with the Securities and Exchange Commission (SEC) and the filing of a registration statement with the SEC covering the shares of common stock underlying the convertible debentures.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED AUGUST 31, 2003 COMPARED TO SIX MONTHS AUGUST 31, 2002.

         Net revenue for the six months ended August 31, 2003 was $86,816 compared to net revenue of $ 48,989 for the six months ended August 31, 2002. The increase in revenue was due primarily to the sales in X-Men and Terminator products that offset the loss of sales in products from Lord Of The Rings.

Cost of sales for the six months ended August 31, 2003 decreased by $9,083 from the six months ended August 31, 2002. Cost of sales as a percentage of revenues decreased to 71.3% for the six months ended August 31, 2003 as compared to 144.9% for the same period last year. The decrease is mainly attributable to the sales of products that were developed in the previous year.

         Selling, general and administrative expenses for the six months ended August 31, 2003 decreased to $482,238 from $836,558 for the same period the previous year. For the six months ended August 31, 2003 and August 31, 2002 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $130,200 and $539,419 respectively. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the six months ended August 31, 2003,

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $13,583 versus charges of approximately $4,048 for the same period the previous year.

         The Company incurred interest expense of $213,491 for the three months ended August 31, 2003 as compared to $117,150 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $143,750 and $75,000 of interest expense respectively for the six months ended August 31, 2003 and 2002 respectively.

         As a result of the above, the Company had a net loss of $661,839 for the six months ended August 31, 2003 as compared to a net loss of $904,950 for the same period last year.

THREE MONTHS ENDED AUGUST 31, 2003 COMPARED TO THREE MONTHS AUGUST 31, 2002.

         Net revenue for the three months ended August 31, 2003 was $36,671 compared to net revenue of $ 8,756 for the three months ended August 31, 2002. The increase in revenue was due primarily to the sales in X-Men and Terminator products that offset the loss of sales in products from Lord Of The Rings.

Cost of sales for the three months ended August 31, 2003 increased by $21,634 from the three months ended August 31, 2002. Cost of sales as a percentage of revenues decreased to 84.4% for the three months ended August 31, 2003 as compared to 106.5% for the same period last year. The increase in cost is due to increase sales volume the decrease as a percentage is mainly attributable to the sales of products that were developed in the previous year.

         Selling, general and administrative expenses for the three months ended August 31, 2003 decreased to $278,141 from $612,537 for the same period the previous year. For the three months ended August 31, 2003 and August 31, 2002 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $74,100 and $458,419 respectively. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the three months ended August 31, 2003, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $6,487 versus charges of approximately $2,406 for the same period the previous year.

         The Company incurred interest expense of $116,942 for the three months ended August 31, 2003 as compared to $96,854 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $81,250 and $75,000 of interest expense respectively for the three months ended August 31, 2003 and 2002 respectively.

         As a result of the above, the Company had a net loss of $380,371 for the three months ended August 31, 2003 as compared to a net loss of $709,960 for the same period last year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         Since the Company's inception, it has experienced significant operating and net losses that it has been able to fund by obtaining private capital. The Company, therefore, cannot predict if and when it will generate income from operations and if it will be able to raise sufficient capital necessary to fund future operations. As of August 31, 2003, the Company has not generated sufficient revenues to meet operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern. We anticipate that we will require up to approximately $1,000,000 to fund our continued operations for the next twelve months, depending on revenues from operations.

         As of August 31, 2003, the Company had a working capital deficiency of $4,911,896. The working capital deficit increased from February 28, 2003 as a direct result of the unprofitable operations for the six months ended August 31, 2003 that resulted in cash used in operating activities of $134,203. The Company had an ending cash balance of $3,750 at August 31, 2003.

         The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the six months ended August 31, 2003, the Company received the following capital infusions:
$17,000 from issuance of common stock and exercise of stock options, $75,000 from the issuance of convertible secured debentures, $43,000 from the issuance of convertible subordinated debentures $17,500 from notes and loans payable and $2,970 from other borrowings. During the six months ended August 31, 2003, the Company made payments of $24,117.

         To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with accredited investors on May 13, 2003, June 25, 2003 and July 18, 2003 each for the sale of (i) $25,000 in secured convertible notes. The secured convertible notes bear interest at 15%, mature one year from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.01 or (ii) 75% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

         The Company issued an additional $43,000 of convertible subordinated debentures during the six months ended August 31, 2003. The debentures bear interest at 12% per annum and have a term of one year. Each $1,000 unit is convertible at any time at the holder's option, into 1,000,000 shares of Company common stock for an aggregate of 43,000,000 common shares.

         An event of default has occurred regarding various convertibles secured debentures and convertible subordinated debentures in that the Company did not have an effective registration statement within 150 days of the sale of convertible debentures. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debentures. Subsequent to August 31, 2003, the convertible secured debenture holders converted $24,281 of this debt into 34,196,857 shares of the Company's common stock and issued another $225,000 in convertible secured debentures to the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         As of August 31, 2003, the Company had $854,029 in outstanding notes and loans payable, $114,800 in convertible subordinated debentures and $744,925 in outstanding convertible secured debentures. As of August 31, 2003, the Company had $1,466,472 in accounts payable, $1,792,307 in accrued expenses, accrued payroll, accrued royalties and related taxes. These liabilities are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. In July 2002, the Company reached an agreement with the Internal Revenue Service on a payment plan for the back taxes owed. The plan called for the Company to make twelve monthly payments of $5,272, followed by six monthly payments of $13,200, followed by six monthly payments of $25,000. The Company made the first eleven payments of $5,272, but defaulted on payments thereafter. In December 2002, the Company began making monthly payments of $2,500, which the Company continues to do when the funds are available. The Company has a verbal agreement with the IRS that the Company will continue to make monthly payments of $2,500 with the understanding that the Company will accelerate and increase these payments when feasible, and the IRS will refrain from pursuing immediate payment in full. The Company, however, does not have a written agreement with the IRS to these terms.

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

ITEM 3 - CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of August 31, 2003, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended August 31, 2003 the Company issued 24,725,000 shares to several individuals for services rendered. The shares have an aggregate fair market value of $74,100 based on the market price on the dates of issuance. The Company issued 13,718,751 shares of stock in exchange for $10,336 of convertible debentures.

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

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

           The  Company  is   currently  in  default  on  all  of  its  secured
convertible debentures that the Company has issued, in the total amount of $744,925. The Company is currently in default on all interest payments owed on these secured convertible debentures. As a result of these defaults, the Company is obligated to pay interest and certain other amounts. These defaults continue to exist as of today. The Company does not have the capital resources to pay the amounts required. The debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The debentures are secured substantially by all of the Company's assets.

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


                                                COLLECTIBLE CONCEPTS GROUP, INC.

Date:   September 28, 2004                        By: /s/ PAUL S. LIPSCHUTZ
                                                     ----------------------
                                                  Paul S. Lipschutz
                                                  Chief Executive Officer

Date:   September 28, 2004                        By: /s/ PAUL S. LIPSCHUTZ
                                                     ----------------------
                                                  Paul S. Lipschutz
                                                  Principal Financial Officer