Form 10QSB
period 2003-11-30
COLLECTIBLE CONCEPTS GROUP INC
filed 2004-10-18
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 535,166,225 shares issued and outstanding as of August 31, 2004

                        COLLECTIBLE CONCEPTS GROUP, INC.

                                      INDEX

PART I FINANCIAL INFORMATION

  ITEM 1  Condensed Consolidated Balance Sheet As Of November 30, 2003
          (Unaudited)                                                          3

          Condensed Consolidated  Statements Of Operations For The Three
          Months Ended November 30, 2003 And 2002 (Unaudited)                  4

          Condensed  Consolidated  Statements Of Operations For The Nine
          Months Ended November 30, 2003 And 2002 (Unaudited)                  5

          Condensed  Consolidated  Statement Of Changes In  Shareholders'
          Deficiency For The Nine Months Ended November 30, 2003 (Unaudited)   6

          Condensed  Consolidated  Statements Of Cash Flows For The Nine
          Months Ended November 30, 2003 And 2002 (Unaudited)                  7

          Notes To Condensed Consolidated Financial Statements As Of
          November 30, 2003 (Unaudited)                                   8 - 18

  ITEM 2  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                          19 - 25

  ITEM 3  Controls and Procedures                                             26

PART II  OTHER INFORMATION

  ITEM 1  Legal proceedings                                                   27
  ITEM 2  Changes in securities and use of proceeds                           27
  ITEM 3  Defaults upon senior securities                                     27
  ITEM 4  Submission of matters to a vote of security holders                 27
  ITEM 5  Other information                                                   27
  ITEM 6  Exhibits and Reports on 8-K                                         28

  SIGNATURES                                                                  29

                   COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF NOVEMBER 30, 2003
                                      (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
Cash                                                               $      1,316
Accounts receivable, net of allowance for doubtful
accounts of $2,740                                                       36,924
Inventories                                                              13,738
                                                                   ------------
Total Current Assets                                                     51,978
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                              24,831
                                                                   ------------

OTHER ASSETS
Trademarks                                                                1,300
Security deposits                                                         3,200
                                                                   ------------
Total Other Assets                                                        4,500
                                                                   ------------

TOTAL ASSETS                                                       $     81,309
                                                                   ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                   $  1,494,375
Accrued expenses                                                      1,868,455
Convertible secured debentures, net                                     791,715
Notes and loans payable, current portion                                778,831
Loans payable - related parties                                          86,050
Convertible subordinated debentures                                     114,800
                                                                   ------------
Total Current Liabilities                                             5,134,226

Notes and loans payable, long-term portion                                4,321
                                                                   ------------

TOTAL LIABILITIES                                                     5,138,547
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                --

SHAREHOLDERS' DEFICIENCY
Common stock, $.001 par value, 700,000,000 shares authorized,
357,674,858 shares issued and outstanding                               357,672
Common stock to be issued (5,758,051 shares)                             21,544
Additional paid-in capital                                           14,588,343
Deferred equity based expense                                           (87,500)
Accumulated deficit                                                 (19,937,297)
                                                                   ------------
Total Shareholders' Deficiency                                       (5,057,238)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $     81,309
                                                                   ============


      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                 THE THREE MONTHS ENDED NOVEMBER 30, 2003 & 2002
                                   (UNAUDITED)

                                                               2003             2002
                                                          -------------    -------------
SALES                                                     $      40,957    $       4,894

COST OF SALES                                                    52,114            6,805
                                                          -------------    -------------

GROSS (LOSS)                                                    (11,157)          (1,911)

OPERATING EXPENSES
Selling, general and administrative                             306,736          224,606
                                                          -------------    -------------

LOSS FROM OPERATIONS                                           (317,893)        (226,517)
                                                          -------------    -------------

OTHER INCOME (EXPENSE)
Consulting Income                                                16,000               --
Interest expense                                               (118,587)         (24,917)
Loss on settlement of debt and interest                              --          (16,071)
                                                          -------------    -------------
Total Other Income (Expense)                                   (102,587)         (40,988)
                                                          -------------    -------------

LOSS BEFORE TAX PROVISION                                      (420,480)        (267,505)
INCOME TAX PROVISION                                                 --               --
                                                          -------------    -------------

NET LOSS                                                  $    (420,480)   $    (267,505)
                                                          =============    =============

BASIC AND DILUTED LOSS PER SHARE                          $          --    $       (0.01)
                                                          =============    =============

WEIGHTED AVERAGE SHARES USED IN NET LOSS CALCULATIONS -
BASIC AND DILUTED                                           322,153,584       45,302,183
                                                          =============    =============


      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                 THE NINE MONTHS ENDED NOVEMBER 30, 2003 & 2002
                                   (UNAUDITED)

                                                      2003             2002
                                                 -------------    -------------

SALES                                            $     127,773    $      53,883

COST OF SALES                                          114,039           77,814
                                                 -------------    -------------

GROSS PROFIT (LOSS)                                     13,734          (23,931)

OPERATING EXPENSES
Selling, general and administrative                    789,127        1,061,163
                                                 -------------    -------------

LOSS FROM OPERATIONS                                  (775,393)      (1,085,094)
                                                 -------------    -------------

OTHER INCOME (EXPENSE)
Consulting Income                                       25,000               --
Interest expense                                      (331,926)        (142,068)
Loss on debt conversion                                     --          (16,071)
Forgiveness of Debt                                         --           70,778
                                                 -------------    -------------
Total Other Income (Expense)                          (306,926)         (87,361)
                                                 -------------    -------------

LOSS BEFORE TAX PROVISION                           (1,082,319)      (1,172,455)
INCOME TAX PROVISION                                        --               --
                                                 -------------    -------------

NET LOSS                                         $  (1,082,319)   $  (1,172,455)
                                                 =============    =============


BASIC AND DILUTED LOSS PER SHARE                 $       (0.01)    $      (0.04)
                                                 =============    =============

WEIGHTED AVERAGE SHARES USED IN NET LOSS
CALCULATIONS - BASIC AND DILUTED                   197,775,509       28,569,422
                                                 =============    =============

      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003
                                   (UNAUDITED)

                                                                                     Common Stock       Additional    Deferred
                                                             Common Stock            To be issued         Paid-In    Equity-Based
                                                           Shares      Amount     Shares       Amount     Capital      Expense
                                                         ------------------------------------------------------------------------
Balance, February 28, 2003                                99,400,121  $ 99,400  $ 1,524,506   $10,374  $ 14,396,576   $(187,500)

Common stock issued for cash                               9,714,286     9,714           --        --         7,286          --

Common stock issued for services rendered                 99,775,000    99,775           --        --       148,449          --

Common stock to be issued per anti-dilution provision             --        --    4,233,545    11,170       (11,170)         --

Conversions of convertible secured debentures to
  common stock                                            38,868,751    38,867           --        --       (12,882)         --

Conversions of notes and loans payable to common stock   109,916,700   109,916           --        --       (64,916)         --

Beneficial conversion on convertible debentures                   --        --           --        --       125,000    (125,000)

Amortization of deferred equity based expense                     --        --           --        --            --     225,000

Net loss, November 30, 2003                                       --        --           --        --            --          --
                                                         -----------  --------  -----------   -------  ------------   ---------
BALANCE NOVEMBER 30, 2003                                357,674,858  $357,672    5,758,051   $21,544  $ 14,588,343   $ (87,500)
                                                         ===========  ========  ===========   =======  ============   =========
                                                         Accumulated
                                                            Deficit        Total
                                                         --------------------------
Balance, February 28, 2003                               $(18,854,978)  $(4,536,128)

Common stock issued for cash                                       --        17,000

Common stock issued for services rendered                          --       248,224

Common stock to be issued per anti-dilution provision              --            --

Conversions of convertible secured debentures to
  common stock                                                     --        25,985

Conversions of notes and loans payable to common stock             --        45,000

Beneficial conversion on convertible debentures                    --            --

Amortization of deferred equity based expense                      --       225,000

Net loss, November 30, 2003                                (1,082,319)   (1,082,319)
                                                         ------------   -----------

BALANCE NOVEMBER 30, 2003                                $(19,937,297)  $(5,057,238)
                                                         ============   ===========

      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003 & 2002
                                   (UNAUDITED)

                                                                  2003          2002
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(1,082,319)  $(1,172,455)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation                                                       13,086        17,792
Common stock issued for services rendered                         248,225       568,019
Amortization of deferred equity based expense                     225,000        75,000
Forgiveness of debt                                                    --       (70,778)
Loss on debt conversion                                                --        16,071
Changes in operating assets and liabilities:
Accounts receivable                                               (33,414)       39,658
Inventories                                                         9,532            --
Accounts payable and accrued expenses                             373,078       301,325
                                                              -----------   -----------
Net Cash Used In Operating Activities                            (246,812)     (225,368)
                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                                  --            --
                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible secured debentures          125,000       220,000
Proceeds from issuance of convertible subordinated debentures      43,000            --
Proceeds from the issues of common stock                           17,000        25,000
Repayment of notes and loans payable                               (3,477)      (30,096)
Proceeds from notes and loans payable                              71,000        49,863
Repayment of notes payable - related parties                      (36,930)      (23,896)
Proceeds from notes payable - related parties                      25,935         2,282
                                                              -----------   -----------
Net Cash Provided By Financing Activities                         241,528       243,153
                                                              -----------   -----------

NET (DECREASE) INCREASE IN CASH                                    (5,284)       17,785

CASH - BEGINNING OF PERIOD                                          6,600           139
                                                              -----------   -----------

CASH - END OF PERIOD                                          $     1,316   $    17,924
                                                              ===========   ===========

      See accompanying notes to condensed consolidated financial statements

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)   BASIS OF PRESENTATION

      These condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the nine months ended November 30, 2003 are not necessarily indicative of the results that may be expected for the year ended February 28, 2004. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2003.

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

NOTE 2 GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the nine months ended November 30, 2003, the Company had a working capital deficiency of $5,082,248, a shareholders' deficiency of $5,057,238, a net loss of $1,082,319 and net cash used in operations of $246,812. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

      On May 28, 2002, the Company issued $75,000 of convertible secured debentures to a group of investors with a conversion price of 50% of the average of the lowest three intraday trading prices during the twenty days immediately preceding conversion. This results in a beneficial conversion feature of $75,000, which has been fully recognized as an expense at February 28, 2003. The debentures bear interest of 12% simple interest per annum and matured on July 28, 2003. The debentures are convertible into shares of the Company's common stock at any time at the holder's option equal to the quotient of (a) the aggregate amount of the principle and accrued interest and unpaid interest to be so converted by (b) the conversion price. As of the date of this report, these debentures are still unpaid and in default.

      On November 26, 2002, the Company issued $250,000 of convertible secured debentures to a group of investors. These debentures mature on November 26, 2003 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $250,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $187,500 was amortized to expense during the nine months ended November 30, 2003 and $0 remains deferred as of November 30, 2003.

      On May 13, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on May 13, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $12,500 was amortized to expense to expense during the nine months ended November 30, 2003 and $12,500 remains deferred as of November 30, 2003.

      On June 25, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on June 25, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $12,500 was amortized to expense to expense during the nine months ended November 30, 2003 and $12,500 remains deferred as of November 30, 2003.

      On July 18, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on July 18, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $12,500 was amortized to expense to expense during the nine months ended November 30, 2003 and $12,500 remains deferred as of November 30, 2003.

      On November 17, 2003, the Company issued $50,000 of convertible secured debentures to a group of investors. These debentures mature on November 17, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $50,000, (since it is limited to the amount received) which is being amortized over the term of the loan. The entire beneficial conversion expense of $50,000 has been deferred as of November 30, 2003.

      The following schedule reflects convertible secured debentures as of November 30, 2003 (in order of due date):

      10% convertible secured debentures, due April 2001
      (net of conversions) (A)                                     $341,715

      12% convertible secured debentures, due July 2003 (A)          75,000

      15% convertible secured debentures, due November 2003 (A)     250,000

      15% convertible secured debentures, due May 2004 (A)           25,000

      15% convertible secured debentures, due June 2004 (A)          25,000

      15% convertible secured debentures, due July 2004 (A)          25,000

      15% convertible secured debentures, due November 2004          50,000
                                                                   --------
      Total                                                        $791,715
                                                                   ========

      (A)   In default as of the date of the filing of this Form 10-QSB.

NOTE 4 NOTES AND LOANS PAYABLE

      As of November 30, 2003, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures February 28, 2006. The balance of the notes and loans payable, with the exception of the auto loan, are in default and remain unpaid as of November 30, 2003.

      The Company has loans payable of $86,050, which are included as loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president and other related parties as of November 30, 2003. During the nine months ended November 30, 2003, the Company recorded interest expense of $3,866 relating to loans from its president and other related parties and $86,094 in accrued interest was payable relating to these loans as of November 30, 2003 which is included in accrued expenses in the accompanying condensed consolidated balance sheet (See Note 8).

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

      The Company issued an additional $43,000 of convertible subordinated debentures during the three months ended May 31, 2003. The debentures bear interest at 12% per annum and have a term of one year. Subsequent to November 30, 2003, the debentures were not paid at the due date and are in default. Each $1,000 unit is convertible at any time at the holder's option, into 1,000,000 shares of Company common stock for an aggregate of 43,000,000 common shares.

      The following schedule reflects convertible subordinated debentures as of November 30, 2003 (in order of due date):

      12% convertible subordinated debentures,  unsecured, due at
      various times through August 2001 (A)                             $ 71,800

      12% convertible subordinated debentures,  unsecured, due at         43,000
      various times through May 31, 2004 (A)
                                                                        --------

      Total                                                             $114,800
                                                                        ========

      (A) In default

NOTE 6 COMMON STOCK

      In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. The Company has not issued 5,758,051 shares owed as of November 30, 2003, to the third party. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital, for all periods presented (see Note 10).

      During the nine months ended November 30, 2003, the Company converted $25,985 of convertible secured debentures into 38,868,751 shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with the debtors. Based on sales of common stock for cash during the nine months ended November 30, 2003 for prices below market value, no gain or loss has been recognized on the aforementioned conversions of convertible secured debentures.

      During the nine months ended November 30, 2003, the Company converted $45,000 of notes and loans payable into 109,916,700 shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with the debtors. Based on sales of common stock for cash during the nine months ended November 30, 2003 for prices below market value, no gain or loss has been recognized on the aforementioned conversions of notes and loans payable.

      During the nine months ended November 30, 2003, the Company received $17,000 from the issuance of 9,714,286 shares of common stock through private placements to various investors.

      From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $248,224 and $568,019 for the nine months ended November 30, 2003 and 2002, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. The number of shares of common stock issued for services performed in the nine months ended November 30, 2003 and 2002 was 99,775,000 and 32,521,570, respectively.

NOTE 7 COMMITMENTS AND CONTINGENCIES

      (A) LICENSES

      The Company has entered into various licensing agreements (the "Agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional minor league and college sports teams. The Agreements expire at various dates through 2003 and generally require the Company to pay a royalty of between 9% and 11% of sales, with certain minimum royalty payments required. The unpaid minimum royalty fees related to these agreements of $381,250 are included in accrued expenses in the accompanying condensed consolidated balance sheet.

      On November 8, 2003, the Company replaced its Joint Venture Agreement with Pivotec, a Division of Pivotal Self Service Technologies, Inc. and entered into a new Services Agreement with Pivotec whereby the Company will assist Pivotec in obtaining licenses and managing other aspects of the business of selling licensed flashlight and battery products. Any licenses obtained in this manner will be assigned to Pivotec. This Services Agreement provides a 1% royalty to the Company on net sales of any flashlight and/or battery products containing images available either from licenses the Company has, or assisted in obtaining, for Pivotec. Additionally, the Company may sell these licensed products and will receive a sales commission based on a formula of several variables that is expected to produce an average commission of 15% of the sales price. This dissolution of the Joint Venture Agreement had no effect on the Company's financial statements because there was no activity in the joint venture during the period it existed.

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

      (C) CONCENTRATIONS

      Approximately 92% and 44% of the Company's revenues were derived from its three largest customers during the three months ended November 30, 2003 and 2002, respectively.

      Approximately 47% and 70% of the Company's revenues were derived from its three largest customers during the nine months ended November 30, 2003 and 2002, respectively.

      The Company obtains a significant portion of its new borrowings from one investor group. During the nine months ended November 30, 2003, the Company borrowed $125,000 from this investor group. As of November 30, 2003, a total of $791,715 was owed to this investor group (See Note 3).

      (D) OTHER CONTINGENCIES

      The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The liability is $205,252 as of November 30, 2003, which includes penalties and interest and is included in accrued expenses.

NOTE 8 RELATED PARTY TRANSACTIONS

      The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of November 30, 2003, the amount of salary deferred was $416,375, which is included in accrued expenses. The Company has also issued stock options to the president.

      The Company has loans payable of $86,050, which is included in loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president and other related parties as of November 30, 2003. During the nine months ended November 30, 2003, the Company recorded interest expense of $3,866 relating to loans from its president and other related parties and $86,094 in accrued interest was payable relating to these loans as of November 30, 2003 which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

NOTE 9 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

      During the nine months ended November 30, 2003, the Company converted $25,985 of convertible secured debentures into 38,868,751 shares of common stock.

      During the nine months ended November 30, 2003, the Company converted $45,000 of notes and loans payable into 109,916,700 shares of common stock.

      Cash payments for interest expense were immaterial for the nine months ended November 30, 2003 and 2002.

NOTE 10 SUBSEQUENT EVENTS

      Subsequent to November 30, 2003, the Company at various dates issued secured convertible debentures totaling $175,000 to a group of investors. These debentures mature one year from the date of issuance, bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lesser of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion.

      In December 2003, the Company and an employee entered into a five-year Employment Agreement under which the employee is to receive a weekly salary of $500. Additionally, 20,000,000 stock options are to be granted at exercise prices ranging from $.001 to $.004 per share. The options have a ten-year term. An additional 3,200,000 shares of our common stock are to be issued on or before the termination of the employment agreement. Compensation afforded to the employee under the agreement will also satisfy any and all indebtedness to the employee. The amount of this debt is estimated to be $219,530.

      Subsequent to November 30, 2003, the Company issued 68,352,100 shares of common stock to various individuals, in exchange for services rendered.

      Subsequent to November 30, 2003, the Company issued 109,279,939 shares of common stock to convert $35,400 of debt.

      Subsequent to November 30, 2003, the Company issued 7,300,000 shares of common stock as part of the shares owed at that date to a third party that has a 1.603% anti-dilution ownership in the Company (See Note 6).

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the marketplace.

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

      During the quarter ended May 31, 2003, the Company focused on the new genre of films being so heavily oriented to characters of comic books and fantasies. The Company pursued licenses mostly in that category and will supplement them with new trend properties as they appear. Management recognizes however, that the Company does not have the financial resources to engage in product development and manufacturing activities.

      In August 2003, the Company re-evaluated its business model. The Company believes that licenses have evolved into less time sensitive and sale spiking properties. The Company is not renewing or continuing licenses that do not fit its new business model. The Company's new business model will be focused on more evergreen properties and those with a longer window of opportunity. The Company recognized the need to have products that addressed the mainstream consumer market where market size and repeat sales opportunities could give the Company a means to stabilize and grow its revenues. To avoid the time, expense and risks associated with in-house new product development, the Company sought out entities with mainstream consumer products whose marketability could be enhanced by the addition of the Company's licenses. These activities produced new joint ventures and products that addressed new markets in keeping with the Company's new marketing direction aimed at the collegiate and professional sports marketplaces.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      On November 8, 2003, the Company dissolved its Joint Venture Agreement with Pivotec, a Division of Pivotal Self Service Technologies, Inc. and entered into a new Royalty and Services Agreement with them. Under the terms of the new agreement, the Company sold the Mighty Volt trade name and all intellectual property rights developed by the Company in the previous joint venture with Pivotal Self Service Technologies, Inc. in exchange for 500,000 restricted shares of Pivotal Self Service Technologies, Inc. common stock. The Company will assist Pivotec in obtaining licenses and managing other aspects of the business of selling licensed flashlight and battery products. Any licenses obtained in this manner will be assigned to Pivotec. This agreement provides a 1% royalty to the Company on net sales of any flashlight and/or battery products containing images available either from licenses the Company has or assisted in obtaining for Pivotec. Additionally, the Company may sell these licensed products and will receive a sales commission based on a formula of several variables that is expected to produce an average commission of 15% of the sale price. The agreement also contains a provision in which Pivotec paid the Company $16,000 for services it performed in obtaining licenses. This payment was credited against the outstanding royalty guarantee in the T-3 license agreement. The Company renegotiated the total advance on the guarantee amount to $25,000 from the original amount of $50,000. Under the agreement, the Company will retain ownership of the T-3 license.

      During the three months ended November 30, 2003, the Company issued $50,000 in convertible secured debentures that bear interest at 15% per annum and a year maturity and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The funds are held in escrow and made available to the Company "as needed" on a draw down basis each month. The investor also agreed to purchase an additional $175,000 in convertible secured notes upon the Company's completion of all reporting requirements with the Securities and Exchange Commission (SEC) and the filing of a registration statement with the SEC covering the shares of common stock underlying the convertible debentures.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 2002.

      Net revenue for the nine months ended November 30, 2003 was $127,773 compared to net revenue of $53,883 for the nine months ended November 30, 2002. The increase in revenue was due primarily to the sales in X-Men and Terminator products that offset the loss of sales in products from Lord Of The Rings.

      Cost of sales for the nine months ended November 30, 2003 increased by $36,225 from $77,814 for the nine months ended November 30, 2002 to $114,039 for the nine months ended November 30, 2003. This increase in the cost of sales was related to a corresponding increase in the sales volume compared to the same period in 2002. Cost of sales as a percentage of revenues decreased to 89.3% for the nine months ended November 30, 2003 as compared to 144.4% for the same period last year. The decrease as a percentage is mainly attributable to the sales of products that were developed in the previous year, resulting is lower expenses as a result of having the products already produced instead of production charges during this quarter.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Selling, general and administrative expenses for the nine months ended November 30, 2003 decreased to $789,127 from $1,061,163 for the same period the previous year. For the nine months ended November 30, 2003 and 2002, the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of $248,225 and $568,019 respectively. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the nine months ended November 30, 2003, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $19,231 versus charges of approximately $4,048 for the same period the previous year.

      The Company incurred interest expense of $331,926 for the nine months ended November 30, 2003 as compared to $142,068 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $225,000 and $75,000 of interest expense respectively for the nine months ended November 30, 2003 and 2002, respectively.

      As a result of the above, the Company had a net loss of $1,082,319 for the nine months ended November 30, 2003 as compared to a net loss of $1,172,455 for the same period last year.

THREE MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2002.

      Net revenue for the three months ended November 30, 2003 was $40,957 compared to net revenue of $4,894 for the three months ended November 30, 2002. The increase in revenue was due primarily to the sales in X-Men and Terminator products that offset the loss of sales in products from Lord Of The Rings.

      Cost of sales for the three months ended November 30, 2003 increased by $45,309 from $6,805 for the three months ended November 30, 2002 to $52,114 for the three months ended November 30, 2003. This increase in the cost of sales was related to a corresponding increase in the sales volume compared to the same quarter in 2002. Cost of sales as a percentage of revenues decreased to 127.2% for the three months ended November 30, 2003 as compared to 139.0% for the same period last year. The decrease as a percentage is mainly attributable to the sales of products that were developed in the previous year, resulting is lower expenses as a result of having the products already produced instead of production charges during this quarter.

      Selling, general and administrative expenses for the three months ended November 30, 2003 increased to $306,736 from $224,606 for the same period the previous year. For the three months ended November 30, 2003 and 2002, the services obtained through the issuance of stock included internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $118,025 and $28,600 respectively. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the three months ended November 30, 2003, the Company incurred charges relating to the costs of producing prototypes and preliminary packaging design for a sculpted Spiderman flashlight product that the Company anticipates marketing in the next year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company incurred interest expense of $118,587 for the three months ended November 30, 2003 as compared to $24,917 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $81,250 and $0 of interest expense respectively for the three months ended November 30, 2003 and 2002, respectively.

      As a result of the above, the Company had a net loss of $420,480 for the three months ended November 30, 2003 as compared to a net loss of $267,505 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

      Since the Company's inception, it has experienced significant operating and net losses that it has been able to fund by obtaining private capital. The Company, therefore, cannot predict if and when it will generate income from operations and if it will be able to raise sufficient capital necessary to fund future operations. As of November 30, 2003, the Company has not generated sufficient revenues to meet operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern. We anticipate that we will require up to approximately $1,000,000 to fund our continued operations for the next twelve months, depending on revenues from operations.

      As of November 30, 2003, the Company had a working capital deficiency of $5,082,248. The working capital deficit increased from February 28, 2003 as a direct result of the unprofitable operations for the nine months ended November 30, 2003 that resulted in cash used in operating activities of $246,812. The Company had an ending cash balance of $1,316 at November 30, 2003.

      The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the nine months ended November 30, 2003, the Company received the following capital infusions:
$17,000 from issuance of common stock and exercise of stock options, $125,000 from the issuance of convertible secured debentures, $43,000 from the issuance of convertible subordinated debentures, $71,000 from notes and loans payable and $25,935 from other borrowings. During the nine months ended November 30, 2003, the Company made repayments of $40,407.

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with accredited investors on May 13, 2003, June 25, 2003 and July 18, 2003 each for the sale of $25,000 and on November, 17 2003 for $50,000 in secured convertible notes. The secured convertible notes bear interest at 15%, mature one year from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.01 or (ii) 75% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

      The Company issued an additional $43,000 of convertible subordinated debentures during the nine months ended November 30, 2003. The debentures bear interest at 12% per annum and have a term of one year. Each $1,000 unit is convertible at any time at the holder's option, into 1,000,000 shares of Company common stock for an aggregate of 43,000,000 common shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      An event of default has occurred regarding various convertible secured debentures and convertible subordinated debentures in that the Company did not have an effective registration statement within 150 days of the sale of convertible debentures. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debentures. Subsequent to November 30, 2003, the convertible secured debenture holders converted $10,380 of this debt into 20,296,857 shares of the Company's common stock and issued another $175,000 in convertible secured debentures to the Company.

      As of November 30, 2003, the Company had $869,202 in outstanding notes and loans payable, $114,800 in convertible subordinated debentures and $791,715 in outstanding convertible secured debentures. As of November 30, 2003, the Company had $1,494,375 in accounts payable, $1,868,455 in accrued expenses, accrued payroll, accrued royalties and related taxes. These liabilities are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. In July 2002, the Company reached an agreement with the Internal Revenue Service on a payment plan for the back taxes owed. The plan called for the Company to make twelve monthly payments of $5,272, followed by six monthly payments of $13,200, followed by six monthly payments of $25,000. The Company made the first eleven payments of $5,272, but defaulted on payments thereafter. In December 2002, the Company began making monthly payments of $2,500, which the Company continues to do when the funds are available. The Company has a verbal agreement with the IRS that the Company will continue to make monthly payments of $2,500 with the understanding that the Company will accelerate and increase these payments when feasible, and the IRS will refrain from pursuing immediate payment in full. The Company, however, does not have a written agreement with the IRS to these terms.

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

ITEM 3 - CONTROLS AND PROCEDURES

A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of November 30, 2003, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended November 30, 2003, the Company issued 61,025,000 shares to several individuals for services rendered. The shares have an aggregate fair market value of $118,025 based on the market price on the dates of issuance. The Company issued 13,900,000 shares of stock in exchange for $3,210 of convertible debentures.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

      The Company is currently in default on all of its convertible secured debentures that the Company has issued, in the total amount of $791,715. The Company is also currently in default on all interest payments owed on these secured convertible debentures. As a result of these defaults, the Company is obligated to pay interest and certain other amounts. The Company does not have the capital resources to pay the amounts required. The debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The debentures are secured substantially by all of the Company's assets.

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


                                        COLLECTIBLE CONCEPTS GROUP, INC.


Date: October 18, 2004                  By: /s/ PAUL S. LIPSCHUTZ
                                           -------------------------------------
                                           Paul S. Lipschutz
                                           Chief Executive Officer


Date: October 18, 2004                  By: /s/ PAUL S. LIPSCHUTZ
                                           -------------------------------------
                                           Paul S. Lipschutz
                                           Principal Financial Officer