Form 10KSB
period 2004-02-29
COLLECTIBLE CONCEPTS GROUP INC
filed 2005-03-23
CIK 1106946

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED FEBRUARY 29, 2004.

                                    000-30703
                             Commission File Number

                        COLLECTIBLE CONCEPTS GROUP, INC.

                 (Name of small business issuer in its charter)



          Delaware                                               95-4026880
          -------                                                ----------
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

The registrant's revenues from continuing operations for the year ended February 29, 2004 were $139,471.

As of March 18, 2005, the aggregate market value of the common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $1,042,525.

As of March 18, 2005, the registrant had 699,995,037 shares of common stock, par value $.001 per share, outstanding.

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

         Our roots are in the production and distribution of collectible items principally related to various sports. Following what management perceived to be a change in consumer trends from high end sports collectibles to more commodity types of sports items such as trading cards, we modified our business direction and refocused our efforts on the emerging consumer interest in entertainment related collectibles. This redirection to the entertainment markets required a significant development effort on our part, particularly in terms of the procurement of new licenses and marketing privileges necessary to produce and distribute collectibles in this new marketing area. Beginning in 1999 , we proceeded to obtain licenses, from Marvel for its X-Men, Spiderman and Hulk movies as well as well as licenses to produce products related to the Terminator 1, 2 and 3 movie series. Expanding on our plan to provide entertainment related goods; we also purchased licenses from Marvel for its comic book characters and additional licenses for the Three Stooges and Chicken Soup for the Soul
(terminated December 31, 2002). With our acceptance by the entertainment community as a provider of high quality collectibles, we proceeded to secure more licenses including Planet of the Apes, Farscape, Stan Lee Media, Vern Troyer and Titan Motorcycle Company. Items covered by these licenses included hanging wall scrolls produced in a silk-like fabric, collector pins, sculpted items and items shown in the film such as dog tags, rings and replicas of jet airplanes. While we were successful in presenting the Company to the entertainment marketplace as a viable licensee, we made significant investments in the cost of these licenses both in terms of the down payments and, importantly, the guaranteed royalties stipulated under the license agreements. Additional investment both in dollars and human resources was also required to develop the authorized products. These expenditures taxed our financial resources placing serious limitations on our ability to deliver products in a timely fashion, a crucial requirement when consumer demand is driven by scheduled events such as movie releases. This proved to be a major factor in the decline in our revenues.

         We continued to seek a business model that would enable us to leverage our strengths in licensing and distribution of collectibles and not burden us with the financial requirements associated with product development, manufacturing and inventory. Additionally, we sought to alter or strategic direction to focus on markets that had a more mainstream profile than the entertainment industry provides. We concluded that the College affinity market, the children's market and the professional sports market were venues where we could perform in a modality that would more fully utilize our strengths and not be seriously effected by our weaknesses. We adopted this new business model and proceeded to secure business opportunities in the new target markets.

                              CURRENT PRODUCT LINES

         Following the migration to entertainment related licenses, our product line is currently comprised of items principally related to movie releases and other figures including comic book characters. Revenues for the current year were derived principally from the sale of X-Men and Marvel character products. These included wall scrolls depicting images from Marvel comic books and movies printed on silk-like fabrics, and letter openers, dog tags, replicas of a jet plane and rings from the X-Men movie. Additional revenues were also produced from the sale of products related to Terminator license and a special order for Ninja scrolls. At the center of our new business development model is a family of products that have proven to have broad appeal among consumers of collectibles. These include our satin wall scrolls, collectible pins, Fanbanas, megaphone caps, MP3 pen drives, flashlights and batteries. This core grouping of products provides the foundation for our catalog of goods to all four of our target markets; entertainment, children's, collegiate and professional sports. We obtain licenses within each of the target markets and produce products using the licensed images appropriate to that market. We produce our satin wall
scrolls  with  images  of  Spiderman  and  other  marvel   characters   for  the
entertainment market and also with images of mascots and school logos from colleges with whom we have licenses. By simply changing the licensed image, we are able to produce products from the core family group for all of our markets. In this manner, we have dramatically reduced the number of manufacturing resources necessary to run our business without limiting the scope of our marketplace. In addition to our core product family, we also have two specialty products that address specific market segments; our sculpted Spiderman flashlight and our "Stories for Heroes" audio book collection of Arthur children's stories by noted author Marc Brown. These are unique products created specially for their respective markets.

                              DISTRIBUTION CHANNELS

         We sell our collectible products through traditional retailers, distributors, and catalogers. Historically, we have placed our products in over 4,500 retail locations including Spencer Gifts, Claire's Boutique, Musicland, Tower Records, Halloween and costume shops, and a growing list of retailers. Additionally, we sell our college affinity products through college bookstores on and off campus as well as a host of retailers located in and around college campuses. Our products are presented to these channels through manufacturer's representatives as well as our own internal sales staff. Our Stories for Heroes audio book is offered to consumers through a variety of retailers including bookstores, record shops and on the Internet via Amazon.com.

                       SUBSEQUENT EVENTS AND DEVELOPMENTS

         In March and April of 2004, we accelerated our pursuit of college licenses necessary to be in this business. We have secured twenty-six colleges licenses so far including Notre Dame, USC, Ohio State and Michigan. Our other applications are in various stages of approval and we expect to be licensed by at least ninety five percent of all schools we make application to.

         In July of 2004, our Stories for Heroes audio book of Arthur children's stories was released for distribution in a pre-launch campaign on Amazon.com. CCGI partnered with 212 Media Group to manage the manufacturing, marketing and distribution of the audio book. The CD itself is an enhanced audio CD that features stories, pictures, music and games for children, parents and teachers. Celebrity readers include Clay Aiken, Kelly Ripa and Kevin Bacon

         On July 19, 2004, We entered into an exclusive licensing agreement with Dimensional Products & Imaging, Inc.(DPI), to develop and market unique print products using DPI's Vertical D TM dimensional imaging.

         In July, 2004, one of our largest distributors, the CLP Group, Inc. succeeded in obtaining approval from McDonald's fast food chain as an approved vendor of our Fanbana product line. This is an important achievement inasmuch as approval as a McDonald's vendor involves close scrutiny and clears the path for sales to this huge international chain. CLP is actively engaged in selling our Fanbanas with various college logos to several hundred McDonald's stores in the southeastern and southwestern USA.

         On September 17, 2004, we signed an agreement with the NFL for a license and we were granted permission to produce and sell our products for all 32 NFL teams.

         In September 2004, NFL great Joe Theismann joined CCGI as an advisor and consultant.

         On October 10, 2004, we signed a letter of intent to form a new corporation jointly owned by Us and Wireless Age Communications to produce and market logo flashlights and batteries.

         On October 11, 2004, we signed a letter of intent to form BanaUSA a jointly owned corporation by Us and Bana Holdings USA, Inc., for the purpose of marketing, selling and distributing licensed and promotional products within the United States utilizing the process and technology covered under the Bana trademark and any derivative parents or related product developments.

                                NEW OPPORTUNITIES

         Building on our revised business model, we continued to seek products whose marketability would be enhanced by the application of images, logos and other identifying symbols available through licenses we had or could obtain. We looked for product partners whose goods addressed our new target markets, the children's market, college market and the professional sports market. These sectors represent new revenue opportunities for us; the college and children's segments are renewable markets, producing a fresh group of consumers every year; licensed goods sales are extremely prevalent in children's marketing circles and typically not limited to single products; the college marketplace extends beyond that of the current student bodies and includes the alumni populations as well; the collegiate and professional sports markets are well known as popular areas for the distribution of various promotional items bearing team and sponsor company logos and slogans. Our long history and experience in the sports markets provide additional benefits to this endeavor. During the current fiscal year we entered into several relationships consistent with our new business strategy

         Mighty Volt: On November 8, 2003, we modified a previous joint venture agreement dated March of 2003 with Pivotal Self Service Technologies, Inc. and entered into a Royalty and Services Agreement with Pivotec, a Division of Pivotal Self Service Technologies, Inc. Through its parent company, Pivotec imports a variety of flashlight and battery products from abroad. Under the terms of the new agreement, we will assist Pivotec in obtaining licenses and managing other aspects of the business of selling licensed flashlight and battery products. Any licenses obtained in this manner will be titled to Pivotec and we will receive a 1% royalty on net sales of any flashlight and/or battery products containing images available either from licenses we have or assisted in obtaining for Pivotec. Additionally, we may sell these licensed products through our own distribution channels and will receive a sales commission based on a formula of several variables that is expected to produce an average commission of 15% of the sale price.

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

                               MARKETING STRATEGY


         We have expanded our marketing strategies and now produce unique collectible products for the entertainment, children's, college and sports markets. We market our products primarily through various distributors and independent sales organizations that collectively cover all of our markets both domestic and international. We also market our merchandise directly to consumers online through established websites such as Amazon.com and others. Our independent representatives also sell to mass merchandisers such as Target, Wal-Mart and K-Mart as well as smaller chains and independently owned stores. We are planning to market our college products through the CLP Group who will sell to college bookstores and to other on-campus retailers. Additionally, our college affinity products will be sold through retailers located around the main campuses of our licensed schools. We are not a manufacturer, but rather source our products from a wide range of manufacturing partners. As our new marketing plan is rolls out, we plan to expand our product line to include more products especially in the children's and collegiate markets

         We do not believe we can clearly define the cash needs to stabilize and expand our business. We continue to investigate various merger and acquisition opportunities and routinely examined license opportunities. Accordingly, there may be significant variation in the range of dollars needed if any of these potential business arrangements come to fruition. In general, the fixed cost of a license, or minimum royalty, can range from $10,000 to $50,000, plus royalties earned over the minimum, and would normally cover a two or three-year period. While we have refocused our business model to ameliorate traditional product development and production costs, actual costs will vary depending upon the nature and type of the product to be developed and the expected revenue stream to the licensor. Our pre-production activity includes prototype and sample package and display artwork and models, all of which may go through several iterations as both we and the licensor review the samples. Historically, pre-production costs also included tooling costs, which were capitalized, and the other pre-production costs that were expensed. In the past, these pre-production costs have ranged from $5,000 to $100,000.

         As of February 29, 2004, we had accounts payable and accrued expenses of $3,357,448 and $1,725,999 in loans, notes and debentures past due or coming due within the next 12 months. We do not currently have sufficient financial resources to meet these obligations and will depend on new outside financing to satisfy our pending obligations. We also lack adequate financial resources to purchase inventory and meet all of the financial commitments necessary to enter into new product ventures, and will depend on new outside financing to further these efforts. There can be no assurance that we will be able to obtain additional adequate outside financing to purchase inventory, meet our current obligations or continue to expand our operations. We would not be able to continue at our current staffing and expense levels without additional cash from cash sales, collection of accounts receivable or additional funding.

         Further, our success in marketing products based upon motion pictures is largely dependent upon the box office success of the films. Thus, there can be no assurance that any licensing rights that we may obtain will prove profitable.

                                   COMPETITION

         Our licenses typically grant us the exclusive right to produce specific products utilizing specific images and logos so competition for our products in the marketplace is generally quite limited. We believe that direct competition for obtaining licenses in our entertainment is not a factor. We consider competition for licenses in the college and children's markets to be more significant although we have experienced good results in our initial applications to various schools. Generally, we believe we will receive licenses in most of the cases where we seek them. Historically, we experienced our most significant competition in obtaining shelf space in retail outlets for our products, however, under the new business configuration that channels our efforts and talents through partnerships and strategic relationships with other entities with existing products, the impact of competition is greatly softened and actually reduced to the level of competing for the strategic relationship rather than competing for the end-user consumer. Here, the strength of our licenses and/or product positions (as in the case of our exclusive marketing rights for the Fanbana), serve to neutralize competition and afford us a clearer path to market. This is especially true in the college market where our products will be featured in college bookstores and other on-campus retailers creating an acutely focused retail environment servicing our target consumers exclusively

                                  MANUFACTURERS

         We do not manufacture our own products, but rely on outside manufacturers. Several of these outside manufacturers are located overseas and we believe that there are sufficient numbers of manufacturers that we will not have to rely upon any single source and will be able to obtain alternative manufacturing facilities if chosen manufacturers do not perform. We generally enter into exclusive manufacturing agreements with our manufacturers for a single product, but may use various manufacturers for all of the products in a series. The main raw materials used by our manufacturers are plastics, pewter, resins and packaging material. We do not believe that there is any significant risk of shortages in these raw materials, nor is fluctuation in the price of these raw materials likely to have an adverse impact on our costs or profit margins. All of our manufacturing agreements are U.S. dollar denominated, so we generally do not face exchange rate risks. Subsequent to February 29, 2004, we further ameliorated any potential risks associated with raw materials or the manufacture of products in general, by modifying our strategic business plan and deploying our efforts through partnerships and/or strategic relationships with entities that have products whose marketability may be enhanced by the addition of images or logos made possible by licenses we have or may obtain.

                              INTELLECTUAL PROPERTY

         We have several key licenses and business arrangements upon which the success of our business is dependent. In the entertainment market these include our Marvel Characters license featuring Spiderman, Three Stooges license, and the licenses with Canal + DA and Creative Licensing for products related to the Terminator films. The success of our college marketing initiatives is dependent on our existing school licenses as well as our ability to continue to add more schools to our portfolio of college licenses as our sales campaigns roll out.

EMPLOYEES

         As of February 29, 2004, we had five full time employees, of which two are management, two are marketing and one shipping and delivery. In addition, we had one part time employee and three independent consultants. We consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

         Our executive and principal administrative offices are located at 1600 Lower State Road, Doylestown, Pennsylvania 18901, where we currently occupy approximately 2,600 square feet of office space pursuant to a lease entered into with Hartsville Real Estate. We renewed the lease for an additional five years, expiring in September 2009. The monthly rental payments under the lease are $2000, with annual increases of $960. We believe that our leased property is sufficient for our current and immediately foreseeable operating needs.

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

         We are required to pay a royalty of ten percent (10%) on sales of the products licensed from Chicken Soup for the Soul Enterprises, with a minimum royalty of $50,000. We paid $15,000 at the time of signing the license with $10,000 due upon the first shipment of product. Efforts to terminate the license agreement were unsuccessful and CSSE has threatened litigation to recover the minimum royalty fee. To date, we have not received either a summons or complaint. The balance of the minimum royalty has been accrued as of February 29, 2004.

         In September 2002, we were served with an Order of Permanent Injunction by New Line Cinema enjoining us from distributing any goods or services relating to "Austin Powers" or the "Lord of the Rings". The Order of Permanent Injunction was issued by the federal court for the Southern District of New York. Sales of Austin Power products were insufficient to pay the minimum royalty at the contractual royalty rates although a payment of $35,000 had been made in November 2001 and was applied to the Austin Powers minimum royalty requirement. Shortly after the injunction, New Line Cinema initiated litigation against us for license infringement seeking $5 million in damages. We and New Line Cinema have since reached a settlement agreement resolving the litigation. Under the agreement, the terms of the settlement are strictly confidential however; we believe that the settlement will not have a material adverse effect on us. The balance of the minimum royalty has been written off as debt forgiveness as of February 29, 2004.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

                                           Low($)    High($)
                                           ------    -------

Fiscal 2003
-----------
First Quarter                               0.01       0.01
Second Quarter                              0.01       0.05
Third Quarter                               0.01       0.02
Fourth Quarter                              0.01       0.05

Fiscal 2004
-----------
First Quarter                               0.01       0.02
Second Quarter                              0.01       0.01
Third Quarter                               0.01       0.01
Fourth Quarter                              0.01       0.01

Fiscal 2005
-----------
First Quarter                               0.01       0.01
Second Quarter                              0.01       0.01
Third Quarter                               0.01       0.01
Fourth Quarter                              0.01       0.01

2006
----
First Quarter (1)                           0.01       0.01

(1) As of March 18, 2005

         As of March 18, 2005, management believes there to be approximately 950 holders of record of our common stock. To date, we have not paid any dividends on our common stock. We do not currently intend to pay dividends in the future.

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

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

---------------------------- ----------------------- ---------------------- ---------------
         PURCHASER           SHARES OF COMMON STOCK       PRICE PAID         DATE ISSUED
---------------------------- ----------------------- ---------------------- ---------------
Henry Konopka                     5,714,286                $ 10,000         03/28/03
---------------------------- ----------------------- ---------------------- ---------------
Barry Shockley                    2,857,143                   5,000         03/28/03
---------------------------- ----------------------- ---------------------- ---------------
Kenneth Volstad                   1,142,857                   2,000         03/30/03
---------------------------- ----------------------- ---------------------- ---------------

SALES OF DEBT FOR CASH

         None.

OPTION GRANTS

---------------------------- ----------------------- ---------------------- ---------------
          GRANTEE              NUMBER OF OPTIONS             VALUE           DATE ISSUED
                                     ISSUED
---------------------------- ----------------------- ---------------------- ---------------
James Keeney                     20,000,000                $ 40,000         12/01/03
---------------------------- ----------------------- ---------------------- ---------------

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

--------------------------------------- ---------------------------- -------------- ------------
                 NAME                     SHARES OF COMMON STOCK       VALUE OF     DATE ISSUED
                                                                       SERVICES
--------------------------------------- ---------------------------- -------------- ------------
Patrick Meyers                                       25,000               $  100      04/23/03
--------------------------------------- ---------------------------- -------------- ------------
Richard Feldman                                     250,000                1,000      04/23/03
--------------------------------------- ---------------------------- -------------- ------------
Robert Orr                                          250,000                1,000      04/23/03
--------------------------------------- ---------------------------- -------------- ------------
Phil Verruto                                      6,000,000               24,000      04/23/03
--------------------------------------- ---------------------------- -------------- ------------
Paul Lipschutz                                    6,000,000               24,000      04/23/03
--------------------------------------- ---------------------------- -------------- ------------
Norman Jacobs                                     1,500,000                6,000      04/23/03
--------------------------------------- ---------------------------- -------------- ------------
Paul Lipschutz                                    6,000,000               24,000      06/24/03
--------------------------------------- ---------------------------- -------------- ------------
Marshall Braunschweig                               250,000                1,000      06/24/03
--------------------------------------- ---------------------------- -------------- ------------
Frank Morris                                        100,000                  400      06/24/03
--------------------------------------- ---------------------------- -------------- ------------
Sanford Tarrington                                  150,000                  600      06/24/03
--------------------------------------- ---------------------------- -------------- ------------
Edward Greeves                                      300,000                1,200      06/24/03
--------------------------------------- ---------------------------- -------------- ------------
Patrick Meyers                                       25,000                  100      06/24/03
--------------------------------------- ---------------------------- -------------- ------------
Reba Budowsky                                       500,000                2,000      06/24/03
--------------------------------------- ---------------------------- -------------- ------------
Richard Day                                         500,000                2,000      06/24/03
--------------------------------------- ---------------------------- -------------- ------------
Michael Lipschutz                                   500,000                2,000      06/24/03
--------------------------------------- ---------------------------- -------------- ------------
Daniel Goldberg                                   5,000,000                20,000   06/24/03
--------------------------------------- ---------------------------- -------------- ------------
Adrienne Cooper                                     400,000                   800   07/09/03
--------------------------------------- ---------------------------- -------------- ------------
Robert Orr                                          250,000                   500   07/31/03
--------------------------------------- ---------------------------- -------------- ------------
Richard Day                                         500,000                 1,000   07/31/03
--------------------------------------- ---------------------------- -------------- ------------
David Rosato                                        750,000                 1,500   07/31/03
--------------------------------------- ---------------------------- -------------- ------------
Paul Lipschutz                                    2,000,000                 4,000   07/31/03
--------------------------------------- ---------------------------- -------------- ------------
Mario Rocchi                                      3,000,000                 6,000   07/31/03
--------------------------------------- ---------------------------- -------------- ------------
Alan Braverman                                    2,500,000                 5,000   08/05/03
--------------------------------------- ---------------------------- -------------- ------------
James Onufrak                                     2,000,000                 2,000   08/29/03
--------------------------------------- ---------------------------- -------------- ------------
Michael Lipschutz                                 2,000,000                 4,000   09/16/03
--------------------------------------- ---------------------------- -------------- ------------
Richard Day                                       3,500,000                 7,000   09/16/03
--------------------------------------- ---------------------------- -------------- ------------
Henry Konopka                                    11,250,000                22,500   09/16/03
--------------------------------------- ---------------------------- -------------- ------------
Barry Shockley                                    2,250,000                 4,500   09/16/03
--------------------------------------- ---------------------------- -------------- ------------
Paul Lipschutz                                   35,000,000                70,000   09/16/03
--------------------------------------- ---------------------------- -------------- ------------
Marilyn Lipschutz                                 3,000,000                 6,000   09/16/03
--------------------------------------- ---------------------------- -------------- ------------
Steven Benson                                       250,000                   250   10/27/03
--------------------------------------- ---------------------------- -------------- ------------

--------------------------------------- ---------------------------- -------------- ------------
Paul Lipschutz                                    1,000,000                 1,000   10/27/03
--------------------------------------- ---------------------------- -------------- ------------
Richard Day                                         500,000                   500   10/27/03
--------------------------------------- ---------------------------- -------------- ------------
Richard Weaver                                      250,000                   250   10/27/03
--------------------------------------- ---------------------------- -------------- ------------
Patrick Meyers                                       25,000                    25   10/27/03
--------------------------------------- ---------------------------- -------------- ------------
Richard Lieberman                                   700,000                   700   10/27/03
--------------------------------------- ---------------------------- -------------- ------------
Kenneth Rubin                                     1,300,000                 1,300   10/27/03
--------------------------------------- ---------------------------- -------------- ------------
Richard Day                                         250,000                   750   12/1/03
--------------------------------------- ---------------------------- -------------- ------------
Paul Lipschutz                                    8,000,000                24,000   12/1/03
--------------------------------------- ---------------------------- -------------- ------------
Alan Braverman                                      500,000                 1,500   12/10/03
--------------------------------------- ---------------------------- -------------- ------------
Michael Lipschutz                                 1,000,000                 3,000   12/10/03
--------------------------------------- ---------------------------- -------------- ------------
Sportniks                                           500,000                 1,000   12/29/03
--------------------------------------- ---------------------------- -------------- ------------
Charles Elroy                                       125,000                   250   12/29/03
--------------------------------------- ---------------------------- -------------- ------------
John Cowgill                                        125,000                   250   12/29/03
--------------------------------------- ---------------------------- -------------- ------------
Marilyn Lipschutz                                   500,000                 1,000   12/29/03
--------------------------------------- ---------------------------- -------------- ------------
Robert Orr                                          500,000                 1,000   12/29/03
--------------------------------------- ---------------------------- -------------- ------------
Mark Beloyan                                      5,000,000                10,000   12/29/03
--------------------------------------- ---------------------------- -------------- ------------
Eric Hillesland                                     500,000                 2,500   02/02/04
--------------------------------------- ---------------------------- -------------- ------------
Barr Turner                                       1,000,000                 5,000   02/02/04
--------------------------------------- ---------------------------- -------------- ------------
Steven Benson                                       500,000                 2,500   02/02/04
--------------------------------------- ---------------------------- -------------- ------------
Ron Maitland                                     1,000,000                  5,000   02/02/04
--------------------------------------- ---------------------------- -------------- ------------
James Montenegro                                  1,000,000                 5,000   02/02/04
--------------------------------------- ---------------------------- -------------- ------------
Paul Lipschutz                                    6,000,000                30,000   02/02/04
--------------------------------------- ---------------------------- -------------- ------------
Doug Finley Jr.                                   1,000,000                 4,000   02/19/04
--------------------------------------- ---------------------------- -------------- ------------
Terrence Herzog                                     250,000                 1,000   02/19/04
--------------------------------------- ---------------------------- -------------- ------------
Michael Schenkein                                   250,000                 1,000   02/19/04
--------------------------------------- ---------------------------- -------------- ------------
Paul Lipschutz                                    5,000,000                20,000   02/19/04
--------------------------------------- ---------------------------- -------------- ------------
Vinodh Bhat                                         500,000                 2,000   02/19/04
--------------------------------------- ---------------------------- -------------- ------------
Neal Shenoy                                         500,000                 2,000   02/19/04
--------------------------------------- ---------------------------- -------------- ------------
Richard Day                                         500,000                 2,000   02/19/04
--------------------------------------- ---------------------------- -------------- ------------
Christine Mittman                                 7,500,000                30,000   02/19/04
--------------------------------------- ---------------------------- -------------- ------------
Mark Beloyan                                      2,500,000                10,000   02/19/04
--------------------------------------- ---------------------------- -------------- ------------

ISSUANCES OF STOCK FOR CONVERTION OF DEBT
(EXCLUDING INTEREST AND GAIN OR LOSS ON CONVERSION OF DEBT)

------------------------------------------- ---------------------------------------------- ------------------ ---------------
                   NAME                                SHARES OF COMMON STOCK                VALUE OF DEBT     DATE ISSUED
------------------------------------------- ---------------------------------------------- ------------------ ---------------
AJW Partners                                                            1,250,000                     $2,000        03/04/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
New Millenium Capital Partners, LLC                                     1,250,000                     $2,000        03/04/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
Equilibrium Equity, LLC                                                   625,000                      1,000        03/04/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
AJW Partners                                                            1,250,000                      1,375        04/23/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
New Millenium Capital Partners, LLC                                     1,250,000                      1,375        04/23/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------

------------------------------------------- ---------------------------------------------- ------------------ ---------------
Equilibrium Equity, LLC                                                   625,000                        688        04/23/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
AJW Partners                                                            2,500,000                      2,000        05/09/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
New Millenium Capital Partners, LLC                                     2,500,000                      2,000        05/09/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
AJW Partners                                                            1,666,667                      2,000        06/10/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
New Millenium Capital Partners, LLC                                     1,666,667                      2,000        06/10/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
Equilibrium Equity, LLC                                                   572,917                        687        06/10/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
AJW Partners                                                            1,875,000                      1,500        07/07/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
New Millenium Capital Partners, LLC                                     1,875,000                      1,500        07/07/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
Equilibrium Equity, LLC                                                   562,500                        450        07/07/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
AJW Partners                                                            2,500,000                      1,000        08/20/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
New Millenium Capital Partners, LLC                                     2,500,000                      1,000        08/20/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
Equilibrium Equity, LLC                                                   500,000                        200        08/20/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
AJW Partners                                                            2,500,000                        600        09/15/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
New Millenium Capital Partners, LLC                                     2,500,000                        600        09/15/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
Equilibrium Equity, LLC                                                   500,000                        120        09/15/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
Richard & Elizabeth Elmore                                             66,666,700                     25,000        09/16/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
Kenneth Adelberg                                                       43,250,000                     20,000        09/16/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
AJW Partners                                                            1,911,000                        382        10/17/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
New Millenium Capital Partners, LLC                                     1,911,000                        382        10/17/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
Equilibrium Equity, LLC                                                   378,000                         76        10/17/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
AJW Partners                                                            1,911,000                        478        11/11/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
New Millenium Capital Partners, LLC                                     1,911,000                        478        11/11/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
Equilibrium Equity, LLC                                                   378,000                         95        11/11/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
AJW Partners                                                            1,592,500                        478        12/01/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
New Millenium Capital Partners, LLC                                     1,592,500                        478        12/01/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
Equilibrium Equity, LLC                                                   315,000                         95        12/01/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
AJW Partners                                                            1,592,500                        478        12/10/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
New Millenium Capital Partners, LLC                                     1,592,500                        478        12/10/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
Equilibrium Equity, LLC                                                   315,000                         95        12/10/03
------------------------------------------- ---------------------------------------------- ------------------ ---------------
AJW Partners                                                            1,592,514                        557        01/04/04
------------------------------------------- ---------------------------------------------- ------------------ ---------------
New Millenium Capital Partners, LLC                                     1,592,514                        557        01/04/04
------------------------------------------- ---------------------------------------------- ------------------ ---------------
Equilibrium Equity, LLC                                                   315,000                        110        01/04/04
------------------------------------------- ---------------------------------------------- ------------------ ---------------
AJW Partners                                                            1,592,514                        557        01/14/04
------------------------------------------- ---------------------------------------------- ------------------ ---------------
New Millenium Capital Partners, LLC                                     1,592,514                        557        01/14/04
------------------------------------------- ---------------------------------------------- ------------------ ---------------
Equilibrium Equity, LLC                                                   315,000                        110        01/14/04
------------------------------------------- ---------------------------------------------- ------------------ ---------------
AJW Partners                                                            1,393,450                        557        01/26/04
------------------------------------------- ---------------------------------------------- ------------------ ---------------
New Millenium Capital Partners, LLC                                     1,393,450                        557        01/26/04
------------------------------------------- ---------------------------------------------- ------------------ ---------------
Equilibrium Equity, LLC                                                   275,625                        110        01/26/04
------------------------------------------- ---------------------------------------------- ------------------ ---------------
AJW Partners                                                            1,393,450                        557        02/03/04
------------------------------------------- ---------------------------------------------- ------------------ ---------------
New Millenium Capital Partners, LLC                                     1,393,450                        557        02/03/04
------------------------------------------- ---------------------------------------------- ------------------ ---------------
Equilibrium Equity, LLC                                                   275,625                        110        02/03/04
------------------------------------------- ---------------------------------------------- ------------------ ---------------

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

         In March of 2003, we entered into a Joint Venture Agreement with Pivotal Self-Service Technologies, Inc. a Canadian company to produce and market flashlight and battery products utilizing Pivotal's offshore manufacturing resources and our licensing and marketing capabilities. In connection with this joint venture, we modified its pending license agreement for Terminator 3 to include flashlights and batteries along with scrolls, pins and other desktop collectibles. Upon signing of this agreement Pivotal paid us $9,000 which was used as the initial payment against the $50,000 guaranteed royalty for the Terminator 3 license. Subsequent to February 29, 2004, the Joint Venture Agreement was dissolved and a new Royalty and Services Agreement was entered into with Pivotec, a Division of Pivotal Self Service Technologies, Inc. Under the terms of the new agreement, we sold the Mighty Volt trade name and all intellectual property rights developed by us in the previous joint venture with Pivotal Self Service Technologies, Inc. in exchange for 500,000 restricted shares of Pivotal Self Service Technologies, Inc. common stock. We will assist Pivotec in obtaining licenses and managing other aspects of the business of selling licensed flashlight and battery products. Any licenses obtained in this manner will be titled to Pivotec. This agreement provides a 1% royalty to us on net sales of any flashlight and/or battery products containing images available either from licenses we have or assisted in obtaining for Pivotec. Additionally, we may sell these licensed products and will receive a sales commission based on a formula of several variables that is expected to produce an average commission of 15% of the sale price. The agreement also contains a provision in which Pivotec paid us $16,000 for services we performed in obtaining licenses, this monies was paid as part the outstanding royalty guarantee in the Terminator 3 license agreement. We renegotiated the total advance on the guarantee amount to $25,000 from the original amount of $50,000. Under the agreement, we will retain ownership of the T-3 license.

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

         Sales for the twelve months ended February 29, 2004 were comprised primarily of products from X-Men and Marvel comic hero characters. Additional revenues were also produced from the sale of products related to Terminator license and a special order of Ninja scrolls. In addition to income from traditional sources, revenue was generated from Internet sales through e-bay. Entertainment related product sales differ from the more traditional sports related products we have historically offered and the timely availability of product samples has become a critical element in the ability to successfully obtain orders from distributors and especially retailers who prepare product sales plans (plan-o-gram) at least six months in advance. Consumer demand for these entertainment products is most often driven directly by the initial movie release and followed later by the video release. After successfully obtaining movie related licenses, chronic cash constraints and manufacturing lead times and volume requirements have seriously inhibited our ability to provide these samples either in a timely manner or in a sufficient variety or quantity to satisfy the needs of the sales force. Consequently, we have missed the window of opportunity afforded us by certain of our licenses. We are constantly seeking to remedy this serious problem by raising additional working capital and, most importantly, by seeking new sourcing for our principal products that can produce samples in a timely and cost effective way to support the sales efforts

         Cost of sales for the twelve months ended February 29, 2004 were comprised of costs associated with the sale of the products related to the X-Men and Marvel comic hero characters. (In light of the termination of the Lord of the Rings and Austin Powers licenses, on going cost of sales was reduced commensurately with sales). These products are contract manufactured for us by both domestic and foreign companies to specifications developed by us and approved by the various licensors. We do not feel this places us at risk for filling future orders on a timely basis because we have developed relationships with alternate suppliers for most of our products. This is especially evidenced by the arrangement with Maxim Logistics who will be our principal provider of Satin Scrolls, one of our leading products. Several of our manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs we would incur if the product was first shipped to our location. We also feels we are not at risk for any currency fluctuations in our dealing with our foreign manufacturers since all orders are based on U.S. dollars and we do not have any long term purchase commitments.

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

         As of the fiscal year ended February 29, 2004, we had an accumulated deficit of $ 20,177,801. This deficit arose from operating losses and not any particular transaction or transactions. We have not generated sufficient revenues to meet our operating expenses. As a result, there is substantial doubt about our ability to continue as a going concern.

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

         Accounts Receivable: We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of February 29, 2004, we had an allowance for bad debts of $0. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

         Realizability of Inventory Values: We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. As of February 29, 2004 we recorded a write-down to inventory of $8,628 to adjust certain lines for obsolete inventory.

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

         Interpretation No. 46(R) also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

         Interpretation No. 46(R) applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

         Interpretation 46(R) may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

         In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures..

         We do not expect the adoption of these pronouncements to have a material impact on our consolidated financial position or results of operations.

TWELVE MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 28, 2003.

         Net revenue for the twelve months ended February 29, 2004 was $117,816 and primarily consisted of sales of X-Men products, Terminator products, Marvel Character products, E-Bay Internet sales and a Special Ninja scroll sale. Net revenue for the twelve months ended February 28, 2003 was $82,935 and primarily consisted of sales of X-Men products, Lord of the Ring products Marvel Character products and e-Bay Internet sales.

         Cost of sales for the twelve months ended February 29, 2004 increased by $87,804 from the twelve months ended February 28, 2003. This increase was mainly attributable to the increase shipping cost due to shipping lots of small orders. Cost of sales as a percentage of revenues increased to 117% for the twelve months ended February 29, 2004 as compared to 61.1% for the same period last year. This increase was mainly attributable to a increase in the need for samples to get the product into the market.

         Selling, general and administrative expenses for the twelve months ended February 29, 2004 decreased to $1,266,228 from $1,326,224 for the same period the previous year. For the twelve months ended February 29, 2004 and February 28, 2003 the services obtained through the issuance of stock included internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of $412,975 and $689,019 respectively. As previously mentioned, we incur charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the twelve months ended February 29, 2004, we incurred charges relating to the costs of producing the samples as well as the related package design of $36,975 versus charges of $14,261 for the same period the previous year.

         We incurred interest expense of $469,150 for the twelve months ended February 29, 2004 as compared to $226,081 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the Emerging Issues Task Force Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $268,750 and $137,500 of interest expense respectively for the twelve months ended February 29, 2004 and 2003, respectively.

         As a result of the above, we had a net loss of $1,322,823 for the twelve months ended February 29, 2004 as compared to a net loss of $1,701,135 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 29, 2004, we had a working capital deficiency of $5,076,232. The working capital deficit as of February 29, 2004 is a direct result of the unprofitable operations for prior years as well as for the past twelve months ended February 29, 2004 that resulted in cash used in operating activities of $346,347. We had an ending cash balance of $93 at February 29, 2004. As such, the Company will have to raise additional capital within the next twelve months.

         We have financed our losses through private sales of equity and debt securities and the issuance of stock for services. During the twelve months ended February 29, 2004, we received the following capital infusions: $17,000 from issuance of common stock and $322,840(net of repayments) from other borrowings. Additionally, during this period, we received notices requesting conversion from the holders of demand notes and convertible debentures of $77,984. These instruments were converted into 168,910,557 shares of common stock.

         As of February 29, 2004, we had $728,984 in outstanding notes and loans payable, (of which $69,442 is due to related parties) $137,300 in convertible subordinated debentures and $859,715 in outstanding convertible secured debentures. As of February 29, 2004, we had $1,484,170 in accounts payable and $1,873,278 in accrued expenses, accrued payroll, accrued royalties and related taxes (These liabilities are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. We are currently making payments on our current federal payroll tax obligations as well as monthly payments for these prior obligations). We have been able to operate based on deferring vendor and employee payments, deferring interest and debt repayments and obtaining additional borrowings and proceeds from equity. However, there is no guarantee that we will continue to be successful with respect to these actions. Furthermore, there can be no assurances that we will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund our operating expenses.

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

         An event of default has occurred regarding the $400,000 convertible secured debenture in that we did not have an effective registration statement within 150 days of the debenture sale. As a result of this default, we are obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. We do not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed us that they do not intend to take any action at this time due to the default. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture. Subsequent to February 29, 2004, the convertible secured debenture holders converted $54,211 of this debt into 98,141,834 shares of our common stock.

         On May 28, 2002, we issued $75,000 in convertible debentures. The debentures have a 12% coupon and matured July 28, 2002. Conversions to common stock are at a 50% discount from the lowest bid price over the 30 days preceding conversion. The debentures are in default.

         On November 26, 2002 we issued $250,000 in convertible debentures. The debentures have a 15% coupon and matures one year from date of issuance. Conversions to common stock are at the lesser of $ .01 or 75% discount from the lowest bid price over the 3 days during the 20 days preceding conversion. . The debentures are in default.

         On May 13, 2003 we issued $25,000 in convertible debentures. The debentures have a 15% coupon and matures one year from date of issuance. Conversions to common stock are at the lesser of $ .01 or 75% discount from the lowest bid price over the 3 days during the 20 days preceding conversion.

         On June 25, 2003 we issued $25,000 in convertible debentures. The debentures have a 15% coupon and matures one year from date of issuance. Conversions to common stock are at the lesser of $ .01 or 75% discount from the lowest bid price over the 3 days during the 20 days preceding conversion.

         On July 18, 2003 we issued $25,000 in convertible debentures. The debentures have a 15% coupon and matures one year from date of issuance. Conversions to common stock are at the lesser of $ .01 or 75% discount from the lowest bid price over the 3 days during the 20 days preceding conversion.

         On November 17, 2003 we issued $50,000 in convertible debentures. The debentures have a 15% coupon and matures one year from date of issuance. Conversions to common stock are at the lesser of $ .01 or 75% discount from the lowest bid price over the 3 days during the 20 days preceding conversion.

         On January 13, 2004 we issued $50,000 in convertible debentures. The debentures have a 15% coupon and matures one year from date of issuance. Conversions to common stock are at the lesser of $ .01 or 75% discount from the lowest bid price over the 3 days during the 20 days preceding conversion.

         On February 20, 2004 we issued $25,000 in convertible debentures. The debentures have a 15% coupon and matures one year from date of issuance. Conversions to common stock are at the lesser of $ .01 or 75% discount from the lowest bid price over the 3 days during the 20 days preceding conversion.

         Subsequent to February 29, 2004, we issued $100,000 in convertible debentures. The debentures have a 15% coupon and mature one year from date of issuance. Conversions to common stock are at the lesser of $ .01 or 75% discount from the lowest bid price over the 3 days during the 20 days preceding conversion.

         Subsequent to February 29, 2004, we issued $250,000 in convertible debentures. The debentures have a 15% coupon and mature one year from date of issuance. Conversions to common stock are at the lesser of $ .01 or 75% discount from the lowest bid price over the 3 days during the 20 days preceding conversion.

         Subsequent to February 29, 2004, we issued $550,000 in convertible debentures. The debentures have a 15% coupon and mature two years from date of issuance. Conversions to common stock are at the lesser of $ .01 or 75% discount from the lowest bid price over the 3 days during the 20 days preceding conversion.

         In December 2003, the Company and a former consultant entered into a five-year Consulting Agreement under which the consultant was to receive an annual fee of $26,000. Additionally, 20,000,000 stock options were granted at exercise prices ranging from $.001 to $.004 per share. The options have a ten-year term. An additional 3,200,000 shares of the Company's common stock having a fair value of $6,400 are to be issued to settle $145,763 of notes and loans payable (including accrued interest of $4,733) and $78,000 in accrued consulting fees. Accordingly, a gain of $217,362 has been reflected in the Company's statement of operations.

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

ITEM 7. FINANCIAL STATEMENTS.

                        COLLECTIBLE CONCEPTS GROUP, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

PAGE          1           REPORT OF INDEPENDENT REGISTERED PUBLIC
                          ACCOUNTING FIRM

PAGE          2           CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 29, 2004

PAGE          3           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                          YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

PAGE          4           CONSOLIDATED STATEMENT OF CHANGES IN
                          SHAREHOLDERS' DEFICIENCY FOR THE YEARS ENDED FEBRUARY
                          29, 2004 AND FEBRUARY 28, 2003

PAGE          5           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                          YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

PAGES         6-24        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS
                          OF FEBRUARY 29, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
  Collectible Concepts Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Collectible Concepts Group, Inc. and Subsidiaries (the "Company"), as of February 29, 2004 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years ended February 29, 2004 and February 28, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Collectible Concepts Group, Inc. and Subsidiaries as of February 29, 2004, and the results of their operations and their cash flows for the years ended February 29, 2004 and February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's working capital deficiency of $5,076,232, shareholders' deficiency of $5,055,220, net loss of $1,322,823 and net cash used in operations of $346,347 raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
January 24, 2005

                   COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                AS OF FEBRUARY 29, 2004

                                         ASSETS
CURRENT ASSETS
Cash                                                               $         93
Accounts receivable, net of allowance for doubtful accounts of $0         2,801
                                                                   ------------
Total Current Assets                                                      2,894
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                              20,833
                                                                   ------------

OTHER ASSETS
Trademarks                                                                1,300
Security deposits                                                         3,200
                                                                   ------------
Total Other Assets                                                        4,500
                                                                   ------------

TOTAL ASSETS                                                       $     28,227
                                                                   ============

                        LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                   $  1,484,170
Accrued expenses                                                      1,873,278
Convertible secured debentures, net                                     859,715
Notes and loans payable, current portion                                655,221
Loans payable - related parties                                          69,442
Convertible subordinated debentures                                     137,300
                                                                   ------------
Total Current Liabilities                                             5,079,126

Notes and loans payable, long-term portion                                4,321
                                                                   ------------

TOTAL LIABILITIES                                                     5,083,447
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Common stock, $.001 par value, 700,000,000 shares authorized,
422,299,964 shares issued and outstanding                               422,299
Common stock to be issued (10,062,999 shares)                            30,293
Additional paid-in capital                                           14,788,739
Deferred equity based expense                                          (118,750)
Accumulated deficit                                                 (20,177,801)
                                                                   ------------
Total Shareholders' Deficiency                                       (5,055,220)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $     28,227
                                                                   ============


           See accompanying notes to consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                                                     2004             2003
                                                                -------------    -------------
NET SALES                                                       $     117,816    $      82,935

COST OF SALES                                                         138,491           50,687
                                                                -------------    -------------

GROSS (LOSS) PROFIT                                                   (20,675)          32,248

OPERATING EXPENSES
Selling, general and administrative                                 1,266,228        1,326,224
                                                                -------------    -------------

LOSS FROM OPERATIONS                                               (1,286,903)      (1,293,976)
                                                                -------------    -------------

OTHER INCOME (EXPENSE)
Consulting income                                                      25,858               --
Interest income                                                            10               --
Interest expense                                                     (469,150)        (226,081)
Gain on forgiveness of debt                                           190,000               --
Gain/(Loss) on settlement of debt and interest                        217,362         (181,078)
                                                                -------------    -------------
Total Other Income (Expense)                                          (35,920)        (407,159)
                                                                -------------    -------------

LOSS BEFORE TAX PROVISION                                          (1,322,823)      (1,701,135)
INCOME TAX PROVISION                                                       --               --
                                                                -------------    -------------

NET LOSS                                                        $  (1,322,823)   $  (1,701,135)
                                                                =============    =============

BASIC AND DILUTED LOSS PER SHARE                                $       (0.01)   $       (0.04)
                                                                =============    =============

WEIGHTED AVERAGE SHARES USED IN NET LOSS CALCULATIONS - BASIC
AND DILUTED                                                       244,167,988       39,426,896
                                                                =============    =============

           See accompanying notes to consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
           FOR THE YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                        4

                                                              Common Stock     Additional    Deferred
                                       Common Stock           To be issued      Paid-In     Equity-Based  Accumulated
                                     Shares     Amount      Shares    Amount    Capital       Expense       Deficit        Total
                                   -------------------------------------------------------------------------------------------------
Balance, February 28, 2002          7,392,614  $  7,392      49,624  $    50  $ 13,183,269   $      --   $(17,153,843)  $(3,963,132)
Common stock issued for
  cash                             31,428,572    31,429          --       --         9,571          --             --        41,000
Common stock issued for
  services rendered                42,121,570    42,122          --       --       646,897          --             --       689,019
Common stock to be issued
  per anti-dilution provision              --        --   1,474,882   10,324       (10,324)         --             --            --
Conversions of convertible
  secured debentures and
  notes and loans payable
  to common stock                  18,457,365    18,457          --       --       242,163          --             --       260,620
Beneficial conversion on
  convertible debentures                   --        --          --       --       325,000    (187,500)            --       137,500
Net loss, February 28, 2003                --        --          --       --            --          --     (1,701,135)   (1,701,135)
                                  -----------  --------  ----------  -------  ------------   ---------   ------------   -----------

Balance, February 28, 2003         99,400,121    99,400   1,524,506   10,374    14,396,576    (187,500)   (18,854,978)   (4,536,128)
Common stock issued for
  cash                              9,714,286     9,714          --       --         7,286          --             --        17,000
Common stock issued for
  services rendered               144,275,000   144,275          --       --       268,700          --             --       412,975
Common stock to be issued
  per anti-dilution
  provision                                --        --   5,338,493   13,519       (13,519)         --             --            --
Settlement of accrued
  expenses                                 --        --   1,184,000    2,368            --          --             --         2,368
Conversions of convertible
  secured debentures to
  common stock                     58,993,857    58,994          --       --       (26,010)         --             --        32,984
Conversions of notes and
  loans payable to common stock   109,916,700   109,916   2,016,000    4,032       (64,916)         --             --        49,032
Beneficial conversion on
  convertible debentures                   --        --          --       --       200,000    (200,000)            --            --
Amortization of deferred
equity based expense                       --        --          --       --            --     268,750             --       268,750
Issuance of options and warrants           --        --          --       --        20,622          --             --        20,622
Net loss, February 29, 2004                --        --          --       --            --          --     (1,322,823)   (1,322,823)
                                  -----------  --------  ----------  -------  ------------   ---------   ------------   -----------
Balance February 29, 2004         422,299,964  $422,299  10,062,999  $30,293  $ 14,788,739   $(118,750)  $(20,177,801)  $(5,055,220)
                                  ===========  ========  ==========  =======  ============   =========   ============   ===========

           See accompanying notes to consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


                                                                                2004          2003
                                                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $(1,322,823)  $(1,701,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                      17,085        23,723
Common stock and options issued for services rendered                            427,559       689,019
Issuance of warrants for interest expense                                          6,038            --
Amortization of deferred equity based expense                                    268,750       137,500
(Gain) loss on settlement of debt and interest                                  (217,362)      181,078
Gain on forgiveness of debt                                                     (190,000)           --
Changes in operating assets and liabilities:
Accounts receivable                                                                  710        38,309
Inventories                                                                       23,270       (12,705)
Accounts payable and accrued expenses                                            640,426       279,844
                                                                             -----------   -----------
Net Cash Used in Operating Activities                                           (346,347)     (364,367)
                                                                             -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                                                 --            --
                                                                             -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible secured debentures                         200,000       325,000
Proceeds from issuance of convertible subordinated debentures                     65,500            --
Proceeds from issuance of common stock                                            17,000        41,000
Repayment of notes and loans payable                                              (5,057)      (14,970)
Proceeds from notes and loans payable                                             90,000        10,000
Repayment of notes payable - related parties                                     (65,392)      (39,648)
Proceeds from notes payable - related parties                                     37,789        49,446
                                                                             -----------   -----------
Net Cash Provided By Financing Activities                                        339,840       370,828
                                                                             -----------   -----------

NET (DECREASE) INCREASE IN CASH                                                   (6,507)        6,461

CASH - BEGINNING OF YEAR                                                           6,600           139
                                                                             -----------   -----------

CASH - END OF YEAR                                                           $        93   $     6,600
                                                                             ===========   ===========

           See accompanying notes to consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A) Description of Business

      Collectible Concepts Group, Inc. and its subsidiaries (collectively, the "Company") distribute high-end and novelty products related to both the entertainment and sports industries. The Company sells its products through retailers, distributors, department stores, the internet and catalogers. -

      (B) Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Collectible Concepts Group, Inc. and its two wholly owned inactive subsidiaries, Team Sports Specialties Corporation and Music Art Corporation. All significant intercompany accounts and transactions have been eliminated.

      (C) Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (D) Revenue Recognition

      Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, shipment has occurred, the price has been determined and collectability is reasonably assured. The Company records an allowance for estimated returns, as required.

      (E) Cash

      Cash consists of cash held on deposit at financial institutions.

      (F) Inventories

      Merchandise inventories were valued at lower of cost or market on the first in, first out (FIFO) method. As of February 29, 2004 the Company wrote off its remaining inventory because of the lack of marketability.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

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

      (H) Long-Lived Assets

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

      (I) Loss Per Share

      The Company follows Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share". Basic and fully diluted loss per share amounts are computed based on net loss and divided by the weighted average number of common shares outstanding. The assumed conversion of convertible debt into 1,383,148,293 common shares in 2004 and 138,595,714 common shares in 2003 and the exercise of outstanding options and warrants to purchase 6,311,029 common shares in 2004 and 165,723 common shares in 2003 were not included in the computation of diluted loss per because the assumed conversion and exercise would be anti-dilutive for all periods presented. As of February 29, 2004 the Company does not have enough common shares available to convert all the eligible debt to shares if the debt holders elected to convert all of their notes.

      (J) Fair Value of Financial Instruments

      Carrying amounts of financial instruments held by the Company, which includes cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. Long-term debt, convertible secured debentures, notes and loans payable and convertible subordinated debentures approximate fair value based upon debt terms available for entities under similar terms.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

      (K) Advertising Expense

      The Company participates in various advertising programs. All costs related to advertising are expensed in the period incurred. Advertising expense amounted to approximately $0 and $4,000 for the fiscal years ended February 29, 2004 and February 28, 2003, respectively.

      (L) Income Taxes

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

      (M) Stock-Based Compensation

      SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.
      Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company values shares issued in consideration of services at fair value. Options or warrants issued to non-employees and consultants are recorded using the fair value method, based on the Black-Scholes option-pricing model. There were no options issued to employees during the periods presented. Therefore, the required disclosure of pro forma amounts under SFAS No. 123, as modified by SFAS No. 148, "Accounting for
      Stock-Based Compensation - Transition and Disclosure", has not been presented.

      (N) Reclassifications

      Certain items from prior year have been reclassified to conform to the current year presentation.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

      (O) Business Segments

      The Company applies Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprises and Related Interpretation." The Company operates in one segment and therefore segment information is not presented.

      (P) Shipping and Handling Fees

      The Company includes shipping and handling fees billed to customers as revenue and the related costs as cost of sales. Such fees and costs are primarily comprised of outbound freight. Included in revenues in the accompanying consolidated statements of income are shipping and handling fees of $334 and $320 for the years ended February 29, 2004 and February 28, 2003, respectively.

      (Q) Recent Accounting Pronouncements

      In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46(R) addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

      Interpretation 46(R) also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

      Interpretation 46(R) applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46(R) or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

      Interpretation No. 46(R) may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

      The implementation of the provisions of Interpretation No. 46(R) is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosure.

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

      In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

      Management does not expect the adoption of these pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2 GOING CONCERN

      The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the year ended February 29, 2004, the Company had a working capital deficiency of $5,076,232 a shareholders' deficiency of $5,055,220, a net loss of $1,322,823 and net cash used in operations of $346,347. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain convertible secured and convertible subordinated debentures, notes and loan payables. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

NOTE 3 PROPERTY AND EQUIPMENT

      As of February 29, 2004, property and equipment consisted of the following:

      Computer and Office Equipment                                   $ 126,179
      Accumulated Depreciation                                         (105,346)
                                                                      ---------

      Property and Equipment, net                                     $  20,833
                                                                      =========

      Depreciation expense amounted to $17,085 and $23,723 for the years ended February 29, 2004 and February 28, 2003, respectively.

NOTE 4 ACCRUED EXPENSES

      As of February 29, 2004, accrued expenses consisted of the following:

      Accrued interest, of which $87,248 is due to related party      $  502,454
      Accrued payroll and payroll taxes                                  642,324
      Accrued royalties                                                  217,750
      Other miscellaneous accrued expenses                               510,750
                                                                      ----------

      Accrued Expenses                                                $1,873,278
                                                                      ==========

NOTE 5 CONVERTIBLE SECURED DEBENTURES

      On February 20, 2004 the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on February 20, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. The entire beneficial conversion expense of $25,000 has been deferred as of February 29, 2004.

      On January 13, 2004 the Company issued $50,000 of convertible secured debentures to a group of investors. These debentures mature on January 13, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $50,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $12,500 was amortized to expense during the year ended February 29, 2004 and $37,500 remains deferred as of February 29, 2004. As of the date of this report, these debentures are still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

      On November 17, 2003, the Company issued $50,000 of convertible secured debentures to a group of investors. These debentures mature on November 17, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $50,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $12,500 was amortized to expense to expense during the year ended February 29, 2004 and $37,500 remains deferred as of February 29, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On July 18, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on July 18, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $18,750 was amortized to expense to expense during the year ended February 29, 2004 and $6,250 remains deferred as of February 29, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On June 25, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on June 25, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $18,750 was amortized to expense to expense during the year ended February 29, 2004 and $6,250 remains deferred as of February 29, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On May 13, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on May 13, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $18,750 was amortized to expense to expense during the year ended February 29, 2004 and $6,250 remains deferred as of February 29, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On November 26, 2002, the Company issued $250,000 of convertible secured debentures to a group of investors. These debentures matured on November 26, 2003 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This resulted in a beneficial conversion feature in the amount of $250,000, (since it was limited to the amount received) which was amortized over the term of the loan. Of this amount $187,500 was amortized to expense during the year ended February 29, 2004, and $62,500 was amortized during the year ended February 28, 2003. As of the date of this report, these debentures are still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

      On May 28, 2002, the Company issued a $75,000 convertible secured debenture to a group of investors with a conversion price of 50% of the average of the lowest three intraday trading prices during the twenty days immediately preceding conversion. This resulted in a beneficial conversion feature of $75,000, which has been fully recognized as an expense at February 28, 2003. The debentures bear interest of 12% simple interest per annum and matured on July 28, 2003. The debentures are convertible into shares of the Company's common stock at any time at the holder's option equal to the quotient of (a) the aggregate amount of the principle and accrued interest and unpaid interest to be so converted by (b) the conversion price. As of the date of this report, these debentures are still unpaid and in default.

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

      During the years ended February 29, 2004 and February 28, 2003, the debenture holders converted convertible secured debentures in the amount of $32,984 and $19,800 into 58,993,857 and 12,783,009 common shares, respectively, based upon stated conversion prices or negotiated conversion prices. Due to these conversions, the Company incurred a loss of $0 and $209,076 during the years ended February 29, 2004 and February 28, 2003, respectively, as the negotiated converted prices were less than the fair market value of the Company's common stock on the date of the conversions(see Note 13). The debenture holders also have certain rights in the event the Company files a registration statement. The Company was not able to complete an effective registration statement within 150 days of the debenture sale. As a result, the Company is in default of the debenture agreement. As of the date of this report, the majority of the remaining debentures are still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

      The following schedule reflects convertible secured debentures as of February 29, 2004 (in order of due date):

      10% convertible secured debentures, due April 2001
      (net of conversions) (A)                                          $334,715

      12% convertible secured debentures, due July 2003 (A)               75,000

      15% convertible secured debentures, due November 2003 (A)          250,000

      15% convertible secured debentures, due May 2004 (A)                25,000

      15% convertible secured debentures, due June 2004 (A)               25,000

      15% convertible secured debentures, due July 2004 (A)               25,000

      15% convertible secured debentures, due November 2004 (A)           50,000

      15% convertible secured debentures, due January 2005 (A)            50,000

      15% convertible secured debentures, due February 2005               25,000
                                                                        --------

      Total                                                             $859,715
                                                                        ========

(A) In default as of the date of this report

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

NOTE 6 NOTES AND LOANS PAYABLE

      As of February 29, 2004, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures February 28, 2006. The balance of the notes and loans payable, with the exception of the auto loan in the amount of $11,657 of which $4,321 is non-current, are in default and remain unpaid as of February 29, 2004. During the year ended February 29, 2004 and February 28, 2003, the note and loan holders converted notes and loans payable in the amount of $45,000 and $25,000 and accrued interest of $0 and $1,500 into 109,916,700 and 5,009,524 common shares based upon stated conversion prices or negotiated conversion prices. Due to these conversions, the Company realized a gain of $136,998 for the year ended February 29, 2004, and $1,405 for the year ended February 28, 2003, as the negotiated converted price was more than the fair market value of the Company's common stock on the date of the conversion for the year ended February 28, 2003.

      The Company has loans payable of $69,442, which are included as loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president and other related parties as of February 29, 2004. During the year ended February 29, 2004, the Company recorded interest expense of $5,020 relating to loans from its president and other related parties and $87,248 in accrued interest was payable relating to these loans as of February 29, 2004 which is included in accrued expenses in the accompanying condensed consolidated balance sheet (See Notes 4 and 12).

NOTE 7 CONVERTIBLE SUBORDINATED DEBENTURES

      As of February 29, 2004 the Company has outstanding $71,800 of convertible subordinated debentures that were issued in prior years that bear interest at 12% per annum and matured at various times through August 2001. The debentures are in default and remain unpaid. Each $1,000 unit is convertible at any time at the holder's option, into between 143 and 1,429 shares of Company common stock for an aggregate of 38,214 common shares.

      The Company issued an additional $65,500 of convertible subordinated debentures during the year ended February 29, 2004. The debentures bear interest at 12% per annum and have a term of one year. Subsequent to February 29, 2004, the debentures were not paid at their due dates and are in default. Each $1,000 unit is convertible at any time at the holder's option, into 1,000,000 shares of Company common stock for an aggregate of 65,500,000 common shares.

      During the years ended February 29, 2004 and February 28, 2003, respectively, the debenture holders converted convertible subordinated debentures in the amount of $0 and $25,000 and accrued interest of $0 and $8,241 into 0 and 722,293 common shares (total) based upon stated conversion prices or negotiated conversion prices. Due to these conversions, the Company realized a gain of $26,593, for the year ended February 28, 2003 as the negotiated converted prices were more than the fair market value of the Company's common stock on the date of the conversion for the year ended February 28, 2003.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

      The following schedule reflects convertible subordinated debentures as of February 29, 2004 (in order of due date):

      12% convertible subordinated debentures,
      unsecured, due at various times through
      August 2001 (A)                                                   $ 71,800

      12% convertible  subordinated  debentures,
      unsecured, due at various times during
      quarter ended May 31, 2004 (A)                                      65,500
                                                                        --------

      Total                                                             $137,300
                                                                        ========

      (A) In default

NOTE 8 COMMON STOCK

      In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. The Company has not issued an aggregate of 6,862,999 shares owed as of February 29, 2004, to the third party. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital, for all periods presented.

      In July 2002, the Company authorized a 1 for 70 reverse stock split. As a result of the reverse stock split, all capital stock shares and amounts and per share data were retroactively restated.

      In December 2003, the Company and a former consultant entered into a five-year consulting agreement under which the consultant was to receive an annual fee of $26,000. Additionally, 20,000,000 stock options were granted at exercise prices ranging from $.001 to $.004 per share and the options are exercisable immediately, but only 5,000,000 per year. The expense associated with issuing the options of $14,584 was recognized and this expense is being recognized over the earliest period that the options may be exercised. The options have a ten-year term. The consultant is no longer performing services under this agreement. An additional 3,200,000 shares of the Company's common stock having a fair value of $6,400 are to be issued to settle $145,763 of notes and loans payable (including accrued interest of $4,733) and $78,000 in accrued consulting fees. Accordingly, a gain of $217,362 has been reflected in the Company's statement of operations.

      During the year ended February 29, 2004, the Company converted $32,984 of convertible secured debentures into 58,993,857 shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with the debtors (See Notes 5 and 13). Based on sales of common stock for cash during the year ended February 29, 2004 for prices below market value, no gain or loss has been recognized on the aforementioned conversions of convertible secured debentures.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

      During the fiscal year ended February 28, 2003, the debenture holders and note and loan holders converted $79,541 of convertible secured and subordinated debentures, notes and loans payable and related accrued interest into 18,457,365 shares of common stock having a fair value of $260,620. The conversions of debt to stock were based upon negotiated conversion prices with the debtors.

      During the year ended February 29, 2004, the Company converted $186,030 of notes and loans payable into 111,932,700 shares of common stock of which 2,016,000 are shown as to be issued having a fair value of $49,032, resulting in a gain of $136,988. The conversions of debt to stock were based upon negotiated conversion prices with the debtors. Based on sales of common stock for cash during the year ended February 29, 2004 for prices below market value, no gain or loss has been recognized on the afore mentioned conversions of notes and loans payable.

      During the year ended February 29, 2004, the Company converted $82,733 of accrued expenses of into 1,184,000 shares of common stock having a fair value of $2,368 resulting in a gain of $80,365.

      During the year ended February 29, 2004, the Company received $17,000 from
      the  issuance  of  9,714,286   shares  of  common  stock  through  private
      placements to various investors.

      During the fiscal year ended February 28, 2003, the Company received $41,000 from the issuance of 31,428,572 shares of common stock through private placements to various investors.

      From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $412,975 and $689,019 for the year ended February 29, 2004 and February 28, 2003, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whichever was more readily evident. The number of shares of common stock issued for services performed in the year ended February 29, 2004 and February 28, 2003 was 144,275,000(of which 67,800,000 shares were issued to its president) and 42,121,570(of which 14,000,000 shares were issued to its president), respectively.

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

NOTE 9 STOCK OPTIONS

      In 1995, the Company issued its president and shareholder the option to purchase 7,143 shares of common stock any time before December 1, 2005 for $7.00 per share. In January 2000, the Company issued an additional 142,857 options to the president and shareholder, which are immediately exercisable, at an exercise price of $.70 per share which expired in January 2004. In fiscal 2001, an additional 8,580 options were granted by the Company to a non-employee for consulting services of $61,350, which was charged to operations. 50,000 of these options have been exercised and 108,580 remain outstanding as of February 28, 2003. The agreement with the Company's president and shareholder also contains an anti-dilution provision that has the effect of increasing the options as of February 28, 2002. During the year ended February 28, 2002, 142,857 options were granted and exercised under the anti-dilution provision. All additional options have the same expiration date of January 2004.

      In December 2003, the Company issued 20,000,000 options to a consultant (see Note 8) having a ten year term. The exercise price is .001 for the first 5,000,000 .002 for the next 5,000,000 .003 for the third 5,000,000 and .004 for the forth 5,000,000. The only restriction is that no more than 5,000,000 options can be exercised in any one year.

      For the year ended February 28, 2003, there were no options granted, exercised or terminated.

      The following is a summary of the status of stock option activity for the fiscal years ended February 29, 2004.

                                                                    Weighted
                                                                     Average
                                                       Options    Exercise Price
                                                     ----------   --------------

      Outstanding as of February 28, 2003               108,580      $1.110
       Granted in 2004                               20,000,000      $ .003
       Exercised in 2004                                     --      $   --
       Terminated
                                                        101,437      $1.110
                                                     ----------      ------
      Outstanding as of February 29, 2004            20,007,143      $ .003
                                                     ==========      ======

      The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB Opinion 25 ("Accounting for Stock Issued to Employees") in accounting for stock options issued to employees. No stock options were issued to employees for the years ended February 29, 2004 and February 28, 2003. Accordingly, there has been no proforma effect of applying SFAS 123 for the years ended February 29, 2004 and February 28, 2003.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

NOTE 10 INCOME TAXES

      Income tax expense (benefit) for the years ended February 29, 2004 and February 28, 2003 are summarized as follows:

                                                                                    2004          2003
                                                                                 -----------   -----------
      Current:
       Federal                                                                   $        --   $        --
       State                                                                              --            --
       Deferred Federal and State                                                         --            --
                                                                                 -----------   -----------
      Income tax expense (benefit)                                               $        --   $        --
                                                                                 ===========   ===========

      The Company's tax expense differs from the "expected" tax expense for the years ended February 29, 2004 and February 28, 2003 as follows:

                                                                                    2004          2003
                                                                                 -----------   -----------

      U.S. Federal income tax provision (benefit)                                $  (449,760)  $  (578,386)
      Effect of unused net operating loss carryforward                               449,760       578,386
                                                                                 -----------   -----------
                                                                                 $        --   $        --
                                                                                 ===========   ===========

      The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at February 29, 2004 and February 28, 2003 are as follows:

                                                                                    2004          2003
                                                                                 -----------   -----------
      Deferred tax assets:
        Net operating loss carryforward                                          $(7,016,287)  $(6,566,527)
                                                                                 -----------   -----------
           Total gross deferred tax assets                                        (7,016,287)   (6,566,527)
        Less valuation allowance                                                   7,016,287     6,566,527
                                                                                 -----------   -----------
      Net deferred tax assets                                                    $        --   $        --
                                                                                 ===========   ===========

      As of February 29, 2004, the Company has net operating loss carryforwards of $18,959,783 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates through 2024.

      The net change in the valuation allowance during the year ended February 29, 2004 was an increase of $449,760.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

NOTE 11 COMMITMENTS AND CONTINGENCIES

      (A) Lease Commitments and Contingencies

      The Company leases its office space under a non-cancelable operating lease agreement expiring in September 2009.

      The minimum annual lease payments due under the lease agreement are as follows:

             For the Year Ended February 28,
                        2005                          $ 23,520
                        2006                            24,480
                        2007                            25,540
                        2008                            26,400
                        2009                            27,360
                        2010                            13,920
                                                      --------
                                                      $141,220
                                                      ========

      Rent expense was approximately $23,050 and $26,400 for the years ended February 29, 2004 and February 28, 2003, respectively.

      (B) Employment Agreement

      The Company has an employment contract (the "agreement") with its president through January 1, 2005, which provides for annual salary and bonuses based on Company revenues. The agreement also provides for one-year extensions every January 1 unless notice is given by the Company.

      (C) Licenses

      The Company has entered into various licensing agreements (the "agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional minor league and college sports teams. The agreements expire at various dates through 2004 and generally require the Company to pay a royalty of between 9% and 11% of sales, with certain minimum royalty payments required. The unpaid minimum royalty fees related to these agreements are included in accrued expenses in the accompanying consolidated balance sheet. Royalty expense amounted to approximately $77,000 and $356,000 for the years ended February 29, 2004 and February 28, 2003, respectively.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

      (D) Contingencies

      In the normal course of business the Company is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the accompanying consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any costs that may be incurred in excess of those amounts provided as of February 28, 2004 cannot currently be determined.

      In fiscal 2002, a licensing company commenced a lawsuit for various causes of action for breach of contract, trademark infringement and seeking a permanent injunction precluding the Company from using any of the plaintiffs' intellectual property. The Company consented to the entry of a permanent injunction and the parties entered into a settlement agreement, which resulted in the dismissal of the action in December 2003. However, despite the dismissal of the action, the plaintiff reserves the right to pursue monetary claims against the Company for its breach of various license agreements.

      (E) Other Contingencies

      The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The liability, which is included in accrued expenses (see Note 4) was approximately $218,000 and $253,000 as of February 29, 2004 and February 28, 2003, respectively which includes penalties and interest. There has been no increase in the unpaid payroll taxes for the fiscal year ended February 29, 2004.

      (F) Agreements

      In February 2003, the Company entered into a joint venture agreement with another party whereby the other party was responsible for producing and marketing flashlight and battery products. The Company was responsible for obtaining the necessary licenses, design of the images and the marketing of the products. Under the terms of the agreement, 50% of the sales were to be retained by the Company and the other 50% were to be remitted to the other entity. Nothing had ever transpired under the joint venture. On November 8, 2003, the Company replaced its joint venture agreement and entered into a new services agreement. The Company will assist in obtaining licenses and managing other aspects of the business of selling licensed flashlight and battery products. Any licenses obtained in this manner will be assigned. This agreement provides a 1% royalty to the Company on net sales of any flashlight and/or battery products containing images available either from licenses the Company has or assisted in obtaining. Additionally, the Company may sell these licensed products and will receive a sales commission based on a formula of several variables that is expected to produce an average commission of 15% of the sale price. As of the date of this report, the Company has not sold any of the licensed products and has earned no royalties as provided by this agreement.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

      (G) Concentrations

      Approximately 35% and 83% of the Company's revenues were derived from its three largest customers during the year ended February 29, 2004 and February 28, 2003, respectively.

      The Company obtains a significant portion of its new borrowings from one investor group. During the year ended February 29, 2004, the Company borrowed $200,000 from this investor group. As of February 29, 2004, a total of $859,715 was owed to this investor group (See Note 5).

NOTE 12 RELATED PARTY TRANSACTIONS

      The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of February 29, 2004, and February 28, 2003, the amount of salary deferred was $452,000 and $309,500, respectively, which is included in accrued expenses.

      The Company has issued shares to its president for electing to defer his salary 67,800,000 shares and 14,000,000 shares for the years ended February 29, 2004 and February 28, 2003, respectively.

      The Company has loans payable of $69,442, which is included in loans payable - related parties in the accompanying consolidated balance sheet, due to the Company's president and other related parties as of February 29, 2004. During the year ended February 29, 2004 and February 28, 2003, the Company recorded interest expense of $5,020 and $0 relating to loans from its president and other related parties and $87,248 in accrued interest was payable relating to these loans as of February 29, 2004 which is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 13 NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

      During the year ended February 29, 2004, the Company converted $32,984 of convertible secured debentures into 58,993,857 shares of common stock.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

      During the year ended February 29, 2004, the Company converted $186,030 of notes and loans payable into 111,932,700 shares of common stock, of which 2,016,000 are to be issued.

      During the year ended February 29, 2004, the Company converted $82,733 of accrued expenses into 1,184,000 shares of common stock to be issued.

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

      Cash payments for interest expense were immaterial for the years ended February 29, 2004 and February 28, 2003.

NOTE 14 SUBSEQUENT EVENTS

      In March 2004, the Company at various dates issued secured convertible debentures totaling $100,000 to a group of investors. These debentures mature one year from the date of issuance, bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lesser of $ .01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion.

      In June 2004, the Company issued 7,300,000 shares of common stock as part of the shares owed to a third party that has a 1.603% anti-dilution ownership in the Company (See Note 8).

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

      In August 2004, a note holder agreed to forgive $115,000 of an outstanding amount due to the Company.

      In  September   2004,  the  Company  issued  senior  secured   convertible
      redeemable notes totaling $250,000 to a group of investors. These notes mature one year from the date of issuance, bear interest at 15% per annum and are convertible into shares of the Company's common stock at $ .01 or 50% discount from the lowest bid price over the three trading days during the twenty days preceding conversion.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2004

      On various dates subsequent to February 29, 2004, the Company issued 15,251,000 shares of common stock to twenty-two investors in exchange for services rendered.

      On various dates subsequent to February 29, 2004, the Company issued 98,141,834 shares of common stock to convert $54,211 of debt.

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

         During the most two recent fiscal years and through the date of this filing, we have not consulted with Weinberg & Company, P.A. regarding either:

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

ITEM 8A - CONTROLS AND PROCEDURES

         a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of February 29, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief
                  Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

         b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Principal Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



NAME                       AGE              POSITION
----                       ---              --------

Paul Lipschutz             58               Chief Executive Officer and Director

Jay Lipschutz              36               Secretary

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

PAUL LIPSCHUTZ. Mr. Lipschutz has been our Chief Executive Officer and a director since 1992. Mr. Lipschutz is a 1967 graduate of The Wharton School of Finance and Commerce of the University of Pennsylvania. Jay Lipschutz and Paul Lipschutz are first cousins, once removed.

JAY LIPSCHUTZ. Mr. Lipschutz has been our Secretary since December 2001. From 1999 until December 2001, Mr. Lipschutz served as our director of shipping and receiving. Prior to 1999, Mr. Lipschutz served as the director of shipping and receiving at Children's Hospital of Philadelphia. Jay Lipschutz and Paul Lipschutz are first cousins, once removed.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2004, we are not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2004, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

CODE OF ETHICS

         A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

         (1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
         (2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
         (3)      Compliance  with  applicable   governmental  laws,  rules  and
                  regulations;
         (4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
         (5)      Accountability for adherence to the code.

         We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

         Our decision to not adopt such a code of ethics results from our having only a limited number of officers and directors operating as the management for the Company. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation paid or accrued by us to certain of our executive officers during fiscal years ended 2004, 2003 and 2002. Summary Compensation Table


                                                                         Other
                                                           Annual      Restricted     Options       LTIP
  Name & Principal                Salary       Bonus       Compen-        Stock         SARs       Payouts      All Other
      Position          Year        ($)         ($)      sation ($)    Awards ($)      (#)(1)        ($)      Compensation
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Paul S. Lipschutz,      2004    142,750 (1)     0             0           177,000           0             0         0
CEO                     2003    142,750 (1)     0             0            28,000           0             0         0
                        2002    142,750 (1)     0             0             1,500           0             0         0
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------


(1) Mr. Lipschutz agreed to defer his salary in fiscal years 2004, 2003 and 2002 due to our financial condition and to help us secure financing. Mr. Lipschutz received an aggregate 30,588 shares of common stock as compensation for services in fiscal year 2002, 14,000,000 in fiscal year 2003 and 67,800,000 in fiscal year 2004.

OPTIONS

         No options were  exercised and  20,000,000  were granted  during fiscal
2004.

         There were no long-term incentive plans or rewards made in fiscal 2004.

EMPLOYMENT AGREEMENTS

         Mr. Lipschutz, our Chief Executive Officer, has an Employment Agreement with us which became effective on January 1, 1999 and which originally expired on January 1, 2004. At each anniversary date of the Employment Agreement, the Employment Agreement will extend for another year, unless either Mr. Lipschutz or we give ninety days prior notice of intent not to have the Agreement renewed. No notice was given on January 1, 2004; therefore the Employment Agreement has been extended to January 1, 2005. No notice was given on January 1, 2005, the term of the Employment Agreement will be extended to January 1, 2006.

      Under the Employment Agreement, Mr. Lipschutz was also granted options, which expired as of January 1, 2004.

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

         Beginning with calendar year 2001, Mr. Lipschutz's base salary will increase by 15% of the sum of his previous year's base salary and additional salary under the table above for the immediately preceding year. Mr. Lipschutz agree to forgo his 15% increase for calendar year ended 2004.

DIRECTORS COMPENSATION.

         Each director receives 50,000 shares of our common stock per quarter for their services.

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

As of March 18, 2005, there were 699,995,037 shares of common stock, par value $0.001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 18,2005:

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

* Represents less than 1%

(1) Based on 699,995,037 shares of common stock currently outstanding.

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

         At February 29, 2004, the principal amount of Mr. Lipschutz's loan had increased to $46,170 through net borrowings. The loan accumulated $5,040 in interest during fiscal year 2004, and the loan had total accrued interest of $87,248 at February 29, 2004. The total amount owed to Mr. Lipschutz, with interest and principal on the loan, at February 29, 2004 was $133,418.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

We did not file any  reports on Form 8-K  during  our  fourth  quarter of fiscal
2004.

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

31.1     Certification  by Chief Executive  Officer  pursuant to  Sarbanes-Oxley
         Section 302.

31.2     Certification  by Chief Financial  Officer  pursuant to  Sarbanes-Oxley
         Section 302.

32.1     Certification by Chief Executive Officer pursuant to 18 U.S. C. Section
         1350.

32.2     Certification by Chief Financial Officer pursuant to 18 U.S. C. Section
         1350.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended February 29, 2004 and February 28, 2003, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during those fiscal years were $133,345, and $102,372, respectively.

         Tax Fees. Weinberg & Company, P.A. did not bill the Company for tax related work during fiscal 2004 or 2003.

         All Other Fees. Weinberg & Company, P.A. did not bill the Company for any other services during fiscal fiscal 2004 or 2003.

         The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Collectible Concepts Group, Inc., a Delaware Corporation




Dated March 23, 2005                       By: /s/ Paul Lipschutz
                                              ----------------------------------
                                                    Paul Lipschutz
                                                    Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                         DATE


/s/ Paul Lipschutz               Chief Executive Officer        March 23, 2005
-------------------------        and Director
Paul Lipschutz

/s/ Jay Lipschutz                Director                       March 23, 2005
-------------------------
Jay Lipschutz