Form 10QSB
period 2004-05-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2005-04-14
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 699,995,037 shares issued and outstanding as of April 1, 2005

                        COLLECTIBLE CONCEPTS GROUP, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION

         ITEM 1  Condensed Consolidated Balance Sheet As Of May 31, 2004
                 (Unaudited)                                                   3

                 Condensed Consolidated  Statements Of Operations For
                 The Three Months Ended May 31, 2004 and 2003 (Unaudited)      4

                 Condensed  Consolidated  Statement Of Changes In
                 Shareholders'  Deficiency For The Three Months Ended
                 May 31, 2004 (Unaudited)                                      5

                 Condensed Consolidated  Statements Of Cash Flows For The
                 Three Months Ended May 31, 2004 and 2003 (Unaudited)          6

                 Notes To Condensed Consolidated Financial Statements
                 As Of May 31, 2004 (Unaudited)                           7 - 19

         ITEM 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     20 - 25

         ITEM 3  Controls and Procedures                                      26

PART II  OTHER INFORMATION

         ITEM 1  Legal proceedings                                            27
         ITEM 2  Changes in securities and use of proceeds                    27
         ITEM 3  Defaults upon senior securities                              27
         ITEM 4  Submission of matters to a vote of security holders          27
         ITEM 5  Other information                                            27
         ITEM 6  Exhibits and Reports on 8-K                                  28

         SIGNATURES                                                           29

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF MAY 31, 2004
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
Cash                                                               $    173,830
Accounts receivable, net of allowance for doubtful accounts of $0         7,500
                                                                   ------------
Total Current Assets                                                    181,330
                                                                   ------------
PROPERTY AND EQUIPMENT, NET                                              16,921
                                                                   ------------
OTHER ASSETS
Trademarks                                                                1,300
Security deposits                                                         3,200
                                                                   ------------
Total Other Assets                                                        4,500
                                                                   ------------
TOTAL ASSETS                                                       $    202,751
                                                                   ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                   $  1,373,174
Accrued expenses                                                      1,933,220
Convertible secured debentures, net                                     857,309
Notes and loans payable, current portion                                636,720
Loans payable - related parties                                          56,243
Convertible subordinated debentures                                     137,300
                                                                   ------------
Total Current Liabilities                                             4,993,966

Debentures and note payable, long-term portion, net                     470,827
                                                                   ------------
TOTAL LIABILITIES                                                     5,464,793

COMMITMENTS AND CONTINGENCIES                                                --

SHAREHOLDERS' DEFICIENCY
Common stock, $.001 par value, 700,000,000 shares authorized,
460,421,110 shares issued and outstanding                               460,420
Common stock to be issued (10,684,036 shares)                            31,846
Additional paid-in capital                                           15,432,900
Deferred equity based expense                                          (693,750)
Accumulated deficit                                                 (20,493,458)
                                                                   ------------
Total Shareholders' Deficiency                                       (5,262,042)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $    202,751
                                                                   ============

      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                  THE THREE MONTHS ENDED MAY 31, 2004 AND 2003
                                   (UNAUDITED)

                                                        2004             2003
                                                 -------------    -------------
SALES                                            $      63,775    $      50,145
COST OF SALES                                           35,415           30,966
                                                 -------------    -------------
GROSS PROFIT                                            28,360           19,179

OPERATING EXPENSES
Selling, general and administrative                    230,120          204,140
                                                 -------------    -------------
LOSS FROM OPERATIONS                                  (201,760)        (184,961)
                                                 -------------    -------------
OTHER INCOME (EXPENSE)
Consulting services                                      3,159               --
Interest expense, net                                 (131,167)         (96,506)
Forgiveness of debt                                     14,111               --
                                                 -------------    -------------
Total Other Income (Expense)                          (113,897)         (96,506)
                                                 -------------    -------------
LOSS BEFORE TAX PROVISION                             (315,657)        (281,467)

INCOME TAX PROVISION                                        --               --
                                                 -------------    -------------
NET LOSS                                         $    (315,657)   $    (281,467)
                                                 =============    =============
BASIC AND DILUTED LOSS PER SHARE                 $          --    $          --
                                                 =============    =============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
BASIC AND DILUTED                                  442,286,744      116,626,868
                                                 =============    =============

      See accompanying notes to condensed consolidated financial statements

                                     COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                                          FOR THE THREE MONTHS ENDED MAY 31, 2004
                                                        (UNAUDITED)

                                                                                          Common Stock
                                                           Common Stock                   To be issued          Additional
                                                   ---------------------------   ---------------------------     Paid-In
                                                      Shares         Amount         Shares         Amount        Capital
                                                   ------------------------------------------------------------------------
Balance, February 29, 2004                          422,299,964   $    422,299     10,062,999   $     30,293   $ 14,788,739

Common stock issued for cash                                 --             --             --             --             --

Common stock issued for services rendered                    --             --             --             --             --

Issuance of options & warrants                               --             --             --             --         13,929

Common stock to be issued per anti-dilution
provision                                                    --             --        621,037          1,553         (1,553)

Conversions of convertible secured debentures to
common stock                                         38,121,146         38,121             --             --        (18,215)

Beneficial conversion on convertible debentures              --             --             --             --        650,000

Amortization of deferred equity based expense                --             --             --             --             --

Net loss, May 31, 2004                                       --             --             --             --             --
                                                   ------------   ------------   ------------   ------------   ------------
BALANCE MAY 31, 2004                                460,421,110   $    460,420     10,684,036   $     31,846   $ 15,432,900
                                                   ============   ============   ============   ============   ============

                                                        Deferred
                                                       Equity-Based    Accumulated
                                                          Expense        Deficit          Total
                                                   --------------------------------------------
Balance, February 29, 2004                         $   (118,750)   $(20,177,801)   $ (5,055,220)

Common stock issued for cash                                 --              --              --

Common stock issued for services rendered                    --              --              --

Issuance of options & warrants                               --              --          13,929

Common stock to be issued per anti-dilution
provision                                                    --              --              --

Conversions of convertible secured debentures to
common stock                                                 --              --          19,906

Beneficial conversion on convertible debentures        (650,000)             --              --

Amortization of deferred equity based expense            75,000              --          75,000

Net loss, May 31, 2004                                       --        (315,657)       (315,657)
                                                   ------------    ------------    ------------
BALANCE MAY 31, 2004                               $   (693,750)   $(20,493,458)   $ (5,262,042)
                                                   ============    ============    ============

             See accompanying notes to condensed consolidated financial statements

                   COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MAY 31, 2004 & 2003
                                      (UNAUDITED)

                                                                  2004         2003
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(315,657)   $(281,467)
Adjustments  to  reconcile  net loss to net cash (used in)
 operating activities:
  Depreciation                                                      3,912        5,091
  Warrants issued                                                   9,345           --
  Common stock & options issued for services rendered               4,583       56,100
  Amortization of deferred equity based expense                    75,000       62,500
  Forgiveness of debt                                             (14,111)          --
Changes in operating assets and liabilities:
Accounts receivable                                                (4,699)     (33,133)
Inventories                                                            --        5,693
Accounts payable and accrued expenses                             (36,941)     107,703
                                                                ---------    ---------
Net Cash (Used in) Operating Activities                          (278,568)     (77,513)
                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                                  --           --
                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible secured debentures          485,000       25,000
Proceeds from issuance of convertible subordinated debentures          --       43,000
Proceeds from the issues of common stock                               --       17,000
Repayment of notes and loans payable                              (40,995)        (578)
Proceeds from notes and loans payable                              21,500           --
Repayment of notes payable - related parties                      (18,700)     (14,976)
Proceeds from notes payable - related parties                       5,500        2,970
                                                                ---------    ---------
Net Cash Provided by Financing Activities                         452,305       72,416
                                                                ---------    ---------
NET INCREASE (DECREASE) IN CASH                                   173,737       (5,097)

CASH - BEGINNING OF PERIOD                                             93        6,600
                                                                ---------    ---------
CASH - END OF PERIOD                                            $ 173,830    $   1,503
                                                                =========    =========

         See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2004
                                   (UNAUDITED)


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A) BASIS OF PRESENTATION

      These condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ended February 28, 2005. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 29, 2004.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2004
                                   (UNAUDITED)


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2004
                                   (UNAUDITED)


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2004
                                   (UNAUDITED)


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

NOTE 2   GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the three months ended May 31, 2004, the Company had a working capital deficiency of $4,812,636, a shareholders' deficiency of $5,262,042, a net loss of $315,657 and net cash used in operations of $278,568. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2004
                                   (UNAUDITED)


      In order to generate additional revenues and the working capital needed to continue and expand operations, the Company's management has committed to a plan for reducing expenses, increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operating expenses (See Note 11).

NOTE 3   CONVERTIBLE SECURED DEBENTURES

      On May 28, 2004 the Company issued $550,000 of convertible secured debentures to a group of investors. These debentures mature on May 28, 2006 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $550,000, (since it is limited to the amount received) which is being amortized over the term of the loan. The entire beneficial conversion expense of $550,000 has been deferred as of May 31, 2004. In addition, there was a $165,000 discount taken on the debenture, which is being amortized over its two-year life.

      On March 17, 2004 the Company issued $100,000 of convertible secured debentures to a group of investors. These debentures mature on March 17, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $100,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $25,000 was amortized to expense during the three months ended May 31,2004 and $75,000 remains deferred as of May 31, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On February 20, 2004 the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on February 20, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $6,250 was amortized to expense during the three months ended May 31,2004 and $18,750 remains deferred as of May 31, 2004. As of the date of this report, these debentures are still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2004
                                   (UNAUDITED)


      On January 13, 2004 the Company issued $50,000 of convertible secured debentures to a group of investors. These debentures mature on January 13, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $50,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $12,500 was amortized to expense during the three months ended May 31,2004 and $25,000 remains deferred as of May 31, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On November 17, 2003, the Company issued $50,000 of convertible secured debentures to a group of investors. These debentures mature on November 17, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $50,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $12,500 was amortized to expense during the three months ended May 31,2004 and $25,000 remains deferred as of May 31, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On July 18, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on July 18, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $6,250 was amortized to expense during the three months ended May 31,2004 and $0 remains deferred as of May 31, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On June 25, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on June 25, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $6,250 was amortized to expense during the three months ended May 31,2004 and $0 remains deferred as of May 31, 2004. As of the date of this report, these debentures are still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2004
                                   (UNAUDITED)


      On May 13, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on May 13, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $6,250 was amortized to expense during the three months ended May 31,2004 and $0 remains deferred as of May 31, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On November 26, 2002, the Company issued $250,000 of convertible secured debentures to a group of investors. These debentures matured on November 26, 2003 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This resulted in a beneficial conversion feature in the amount of $250,000, which has been fully recognized as an expenses at February 28, 2003. The debentures are convertible into shares of the Company's common stock at any time at the holder's option equal to the quotient of (a) the aggregate amount of the principle and accrued interest and unpaid interest to be so converted by
      (b) the conversion price As of the date of this report, these debentures are still unpaid and in default.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2004
                                   (UNAUDITED)


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

      The following schedule reflects convertible secured debentures as of May 31, 2004 (in order of due date):

      10% convertible secured debentures, due April 2001
      (net of conversions) (A)                                       $   314,809

      12% convertible secured debentures, due July 2003 (A)               75,000

      15% convertible secured debentures, due November 2003 (A)          250,000

      15% convertible secured debentures, due May 2004 (A)                25,000

      15% convertible secured debentures, due June 2004 (A)               25,000

      15% convertible secured debentures, due July 2004 (A)               25,000

      15% convertible secured debentures, due November 2004 (A)           50,000

      15% convertible secured debentures, due January 2005 (A)            50,000

      15% convertible secured debentures, due February 2005 (A)           25,000

      15% convertible secured debentures, due March 2005  (A)            100,000

      15%  convertible  secured  debentures,  due  May  2006,
      net of  $165,000 discount                                          385,000
                                                                     -----------
      Total                                                          $ 1,324,809
                                                                     ===========
      ----------
      (A)   In default as of the date of this report

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2004
                                   (UNAUDITED)


NOTE 4   NOTES AND LOANS PAYABLE

      As of May 31, 2004, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures February 28, 2006. The balance of the notes and loans payable, with the exception of the auto loan, are in default and remain unpaid as of May 31, 2004.

      The Company has loans payable of $56,243, which are included as loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president and other related parties as of May 31, 2004. During the three months ended May 31, 2004, the Company recorded interest expense of $1,009 relating to loans from its president and other related parties and $88,257 in accrued interest was payable relating to these loans as of May 31, 2004 which is included in accrued expenses in the accompanying condensed consolidated balance sheet (See
      Note 9).

NOTE 5   CONVERTIBLE SUBORDINATED DEBENTURES

      As of May 31, 2004 the Company has outstanding $71,800 of convertible subordinated debentures that were issued in prior years that bear interest at 12% per annum and matured at various times through August 2001. The debentures are in default and remain unpaid. Each $1,000 unit is convertible at any time at the holder's option, into between 143 and 1,429 shares of Company common stock for an aggregate of 38,214 common shares.

      As of May 31, 2004 the Company has outstanding $65,500 of convertible subordinated debentures that were issued in prior years that bear interest at 12% per annum and have a term of one year. Subsequent to February 29, 2004, the debentures were not paid at their due dates and are in default. Each $1,000 unit is convertible at any time at the holder's option, into 1,000,000 shares of Company common stock for an aggregate of 65,500,000 common shares.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2004
                                   (UNAUDITED)


      The following schedule reflects convertible subordinated debentures as of May 31, 2004 (in order of due date):

      12% convertible subordinated debentures,  unsecured,
      due at various times through August 2001 (A)                   $    71,800

      12% convertible subordinated debentures,  unsecured,
      due at various times during quarter ended May 31, 2004 (A)          65,500
                                                                     -----------
      Total                                                          $   137,300
                                                                     ===========
      ----------
      (A)   In default


NOTE 6   COMMON STOCK

      In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. The Company has not issued the 7,484,036 shares owed as of May 31, 2004, to the third party. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital, for all periods presented.

      In December 2003, the Company agreed to issue 3,200,000 shares of the Company's common stock to settle $145,763 of notes and loans payable (including accrued interest of $4,733). These shares are shown as common stock to be issued.

      During the three months ended May 31, 2004, the Company converted $19,906 of convertible secured debentures into 38,121,146 shares of common stock having a fair value of $142,160. The conversions of debt to stock were based upon negotiated conversion prices with the debtors (See Note 3). Based on sales of common stock for cash during the three months ended May 31, 2004 for prices below market value, no gain or loss has been recognized on the aforementioned conversions of convertible secured debentures.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2004
                                   (UNAUDITED)


      From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $0 and $56,100 for the three months ended May 31, 2004 and 2003, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. The number of shares of common stock issued for services performed in the three months ended May 31, 2004 and 2003 was 0 and 14,025,000, respectively.

NOTE 7   STOCK OPTIONS

      In December 2003, the Company issued 20,000,000 options to a consultant having a ten-year term. The exercise price is $0.001 for the first
      5,000,000 options,  $0.002 for the next 5,000,000 options,  $0.003 for the next 5,000,000 options and $0.004 for the last 5,000,000 options. The only restriction is that no more than 5,000,000 options can be exercised in any one year. The total expense associated with issuing the options of $40,000 is being recognized over the earliest periods that the options may be exercised. The expense associated with these options was $4,583 for the three months ended May 31, 2004.

NOTE 8   COMMITMENTS AND CONTINGENCIES

      (A) LICENSES

      The Company has entered into various licensing agreements (the "Agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional minor league and college sports teams. The Agreements expire at various dates through 2003 and generally require the Company to pay a royalty of between 9% and 11% of sales, with certain minimum royalty payments required. The unpaid minimum royalty fees related to these agreements of $216,750 are included in accrued expenses in the accompanying condensed consolidated balance sheet.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2004
                                   (UNAUDITED)


      (C) CONCENTRATIONS

      Approximately 67% and 59% of the Company's revenues were derived from its three largest customers during the quarters ended May 31, 2004 and 2003, respectively.

      The Company obtains a significant portion of its new borrowings from one investor group. During the three months ended May 31, 2004, the Company borrowed $650,000 from this investor group. As of May 31, 2004, a total of $1,489,809 was owed to this investor group (See Note 3).

      (D) OTHER CONTINGENCIES

      The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The liability is $213,242 as of May 31, 2004, which includes penalties and interest and is included in accrued expenses.

NOTE 9   RELATED PARTY TRANSACTIONS

      The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of May 31, 2004, the amount of salary deferred was $489,500, which is included in accrued expenses.

      The Company has loans payable of $56,243, which are included as loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president and other related parties as of May 31, 2004. During the three months ended May 31, 2004, the Company recorded interest expense of $1,009 relating to loans from its president and other related parties and $88,257 in accrued interest was payable relating to these loans as of May 31, 2004 which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2004
                                   (UNAUDITED)


NOTE 10 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

      During the three months ended May 31, 2004, the Company converted $19,906 of convertible secured debentures into 38,121,146 shares of common stock.

      During the three months ended May 31, 2003, the Company converted $12,438 of notes and loans payable and related accrued interest into 11,250,000 shares of common stock.

      Cash payments for interest expense were immaterial for the three months ended May 31, 2004 and 2003.

NOTE 11  SUBSEQUENT EVENTS

      Subsequent  to  May  31,  2004,   the  Company   entered  into   marketing
      relationships with various suppliers of products.

      Subsequent to May 31, 2004, the Company issued 64,103,100 shares of common stock to seventeen investors, in exchange for services rendered.

      Subsequent to May 31, 2004, the Company issued 168,132,790 shares of common stock to convert $130,546 of debt and interest (which included 90,452,256 shares of common stock issued to convert $50,346 of convertible secured debentures).

      Subsequent to May 31, 2004, the Company issued 7,300,000 shares of common stock as part of the shares owed to a third party that has a 1.603% anti-dilution ownership in the Company (See Note 6).

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

GENERAL

      The following detailed analysis of operations should be read in conjunction with the 2004 audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 29, 2004.

      In May 2004, the Company continues to pursue its re-evaluated business model. The Company believes that licenses have evolved into less time sensitive and sale spiking properties. The Company is not renewing or continuing licenses that do not fit our new business model. The Company's new business model will be focused on more evergreen properties and those with a longer window of opportunity. The Company recognized the need to have products that addressed the mainstream consumer market where market size and repeat sales opportunities could give the Company a means to stabilize and grow its revenues. To avoid the time, expense and risks associated with in-house new product development, the Company sought out entities with mainstream consumer products whose marketability could be enhanced by the addition of the Company's licenses. These activities produced new joint ventures and products that addressed new markets in keeping with the Company's new marketing direction aimed at the collegiate and professional sports marketplaces.

      During the three months ended May 31, 2004, the Company successfully signed licensing agreements with over fifteen different colleges, which include The Ohio State University, University of Miami and University of Southern California. The Company also sent licensing proposals to the National Football League (signed October 2004), the National Basketball League (signed February
2005), and Major League Baseball. The Company is also in pursuing more collegiate licenses.

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

      Interpretation No. 46(R), as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

      Interpretation No. 46(R), as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

      Interpretation 46(R) may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated..

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2004 COMPARED TO THREE MONTHS ENDED MAY 31, 2003.

      Net revenue for the three months ended May 31, 2004 was $63,775 compared to net revenue of $ 50,145 for the three months ended May 31, 2003. The increase in revenue was due primarily to the sales in X-Men and Marvel Characters products.

      Cost of sales for the three months ended May 31, 2004 increased by $4,449 from the three months ended May 31, 2003. Cost of sales as a percentage of revenues decreased to 55.5% for the three months ended May 31, 2004 as compared to 61.7% for the same period last year. The increase in cost is due to the increase in sales volume. The decrease as a percentage is attributable to the type of products that were sold and their impact on the increase in sales volume.

      Selling, general and administrative expenses for the three months ended May 31, 2004 increased to $230,120 from $204,140 for the same period the previous year. For the three months ended May 31, 2004 and May 31, 2003 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $0 and $56,100 respectively. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the three months ended May 31, 2004, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $12,543 versus charges of approximately $7,096 for the same period the previous year.

      The Company incurred interest expense of $131,167 for the three months ended May 31, 2004 as compared to $96,506 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $75,000 and $25,000 of interest expense respectively for the three months ended May 31, 2004 and 2003, respectively.

      As a result of the above, the Company had a net loss of $315,657 for the three months ended May 31, 2004 as compared to a net loss of $281,467 for the same period last year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

      Since the Company's inception, it has experienced significant operating and net losses that it has been able to fund by obtaining private capital. The Company, therefore, cannot predict if and when it will generate income from operations and if it will be able to raise sufficient capital necessary to fund future operations. As of May 31, 2004, the Company has not generated sufficient revenues to meet operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern. We anticipate that we will require up to approximately $1,000,000 to fund our continued operations for the next twelve months, depending on revenues from operations.

      As of May 31, 2004, the Company had a working capital deficiency of $4,812,636. The working capital deficit increased from February 29, 2004 as a direct result of the unprofitable operations for the three months ended May 31, 2004 that resulted in cash used in operating activities of $278,568. The Company had an ending cash balance of $173,830 at May 31, 2004.

      The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the three months ended May 31, 2004 the Company received the following capital infusions:
$485,000 from the issuance of convertible secured debentures, $21,500 from notes and loans payable and $5,500 from other borrowings. During the three months ended May 31, 2004, the Company made payments of $59,695.

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with accredited investors on March 17, 2004, for the sale of
(i) $100,000 in secured convertible notes. The secured convertible notes bear interest at 15%, mature one year from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.01 or
(ii) 75% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with accredited investors on May 28, 2004, for the sale of
(i) $550,000 in secured convertible notes. The secured convertible notes bear interest at 15%, matures two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.01 or (ii) 75% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights

      An event of default has occurred regarding various convertibles secured debentures and convertible subordinated debentures in that the Company did not have an effective registration statement within 150 days of the sale of convertible debentures. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debentures. Subsequent to May 31, 2004, the convertible secured debenture holders converted $50,346 of this debt into 90,542,256 shares of the Company's common stock and issued another $250,000 in convertible secured debentures to the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      As of May 31, 2004, the Company had $696,290 in outstanding notes and loans payable, $137,300 in convertible subordinated debentures and $1,324,809, net of discount, in outstanding convertible secured debentures. As of May 31, 2004, the Company had $1,373,174 in accounts payable, $1,933,220 in accrued expenses, accrued payroll, accrued royalties and related taxes. These liabilities are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. In July 2002, the Company reached an agreement with the Internal Revenue Service on a payment plan for the back taxes owed. The plan called for the Company to make twelve monthly payments of $5,272, followed by six monthly payments of $13,200, followed by six monthly payments of $25,000. The Company made the first eleven payments of $5,272, but defaulted on payments thereafter. In December 2002, the Company began making monthly payments of $2,500, which the Company continues to do when the funds are available. The Company has a verbal agreement with the IRS that the Company will continue to make monthly payments of $2,500 with the understanding that the Company will accelerate and increase these payments when feasible, and the IRS will refrain from pursuing immediate payment in full. The Company, however, does not have a written agreement with the IRS to these terms.

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

ITEM 3 - CONTROLS AND PROCEDURES

A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of May 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended May 31, 2004 the Company issued 0 shares for services rendered. The Company issued 38,121,146 shares of stock in exchange for $19,906 of convertible debentures.

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

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

      The Company is currently in default on $ 939,809 of its convertible secured debentures that the Company has issued, in the total amount of $1,489,809. The Company is also currently in default on interest payments owed on these secured convertible debentures. As a result of these defaults, the Company is obligated to pay interest and certain other amounts. The Company does not have the capital resources to pay the amounts required. The debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The debentures are secured substantially by all of the Company's assets.

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


                                            COLLECTIBLE CONCEPTS GROUP, INC.

Date:   April 14, 2005                      By: /s/ PAUL S. LIPSCHUTZ
                                              ---------------------------
                                              Paul S. Lipschutz
                                              Chief Executive Officer

Date:   April 14, 2005                      By: /s/ PAUL S. LIPSCHUTZ
                                              ---------------------------
                                              Paul S. Lipschutz
                                              Principal Financial Officer