Form 10QSB
period 2004-08-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2005-04-14
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

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

                        COLLECTIBLE CONCEPTS GROUP, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION

         ITEM 1  Condensed Consolidated Balance Sheet As Of August 31, 2004
                 (Unaudited)                                                   3

                 Condensed Consolidated  Statements Of Operations For The
                 Three Months Ended August 31, 2004 and 2003 (Unaudited)       4

                 Condensed  Consolidated  Statements Of Operations  For The
                 Six Months Ended August 31, 2003 and 2002 (Unaudited)         5

                 Condensed  Consolidated  Statement Of Changes In
                 Shareholders'  Deficiency For The Six Months Ended
                 August 31, 2004 (Unaudited)                                   6

                 Condensed  Consolidated  Statements  Of Cash Flows For
                 The Six Months Ended August 31, 2004 and 2003 (Unaudited)     7

                 Notes To Condensed  Consolidated Financial Statements
                 As Of August 31, 2004 (Unaudited)                        8 - 20

         ITEM 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     21 - 27

         ITEM 3  Controls and Procedures                                      28

PART II  OTHER INFORMATION

         ITEM 1  Legal proceedings                                            29
         ITEM 2  Changes in securities and use of proceeds                    29
         ITEM 3  Defaults upon senior securities                              29
         ITEM 4  Submission of matters to a vote of security holders          29
         ITEM 5  Other information                                            29
         ITEM 6  Exhibits and Reports on 8-K                                  30

         SIGNATURES                                                           31

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF AUGUST 31, 2004
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
Cash                                                               $      3,237
Accounts receivable, net of allowance for doubtful accounts of $ 0        9,559
Advances                                                                 10,000
                                                                   ------------
Total Current Assets                                                     22,796
                                                                   ------------
PROPERTY AND EQUIPMENT, NET                                              13,008
                                                                   ------------
OTHER ASSETS

Trademarks                                                                1,300
Security deposits                                                         3,200
                                                                   ------------
Total Other Assets                                                        4,500
                                                                   ------------
TOTAL ASSETS                                                       $     40,304
                                                                   ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                   $  1,390,267
Accrued expenses                                                      2,041,439

Convertible secured debentures, net                                     838,786
Notes and loans payable, current portion                                540,866
Loans payable - related parties                                          15,164
Convertible subordinated debentures                                     137,300
                                                                   ------------
Total Current Liabilities                                             4,963,822

Debentures and note payable, long-term portion, net                     489,217
                                                                   ------------
TOTAL LIABILITIES                                                     5,453,039
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                --

SHAREHOLDERS' DEFICIENCY
Common stock, $.001 par value, 700,000,000 shares authorized,
535,166,225 shares issued and outstanding                               535,165
Common stock to be issued (4,601,720 shares)                             19,691
Additional paid-in capital                                           15,473,124
Deferred equity based expense                                          (568,750)
Accumulated deficit                                                 (20,871,965)
                                                                   ------------
Total Shareholders' Deficiency                                       (5,412,735)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $     40,304
                                                                   ============

      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                  THE THREE MONTHS ENDED AUGUST 31, 2004 & 2003
                                   (UNAUDITED)

                                                       2004             2003
                                                 -------------    -------------
SALES                                            $     256,162    $      36,671

COST OF SALES                                          296,880           30,959
                                                 -------------    -------------
GROSS PROFIT (LOSS)                                    (40,718)           5,712

OPERATING EXPENSES
Selling, general and administrative                    264,657          278,141
                                                 -------------    -------------
LOSS FROM OPERATIONS                                  (305,375)        (272,429)
                                                 -------------    -------------
OTHER INCOME (EXPENSE)
Consulting income                                          288            9,000
Forgivness of debt                                     115,000               --
Interest expense                                      (188,419)        (116,942)
                                                 -------------    -------------
Total other income (expense)                           (73,131)        (107,942)
                                                 -------------    -------------
LOSS BEFORE TAX PROVISION                             (378,506)        (380,371)

INCOME TAX PROVISION                                        --               --
                                                 -------------    -------------
NET LOSS                                         $    (378,506)   $    (380,371)
                                                 =============    =============
BASIC AND DILUTED LOSS PER SHARE                 $          --    $          --
                                                 =============    =============
WEIGHTED AVERAGE SHARES USED IN LOSS PER SHARE
CALCULATIONS - BASIC AND DILUTED                   493,962,037      155,885,661
                                                 =============    =============


      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                   THE SIX MONTHS ENDED AUGUST 31, 2004 & 2003
                                   (UNAUDITED)

                                                       2004             2003
                                                 -------------    -------------
SALES                                            $     319,936    $      86,816

COST OF SALES                                          332,295           61,926
                                                 -------------    -------------
GROSS PROFIT (LOSS)                                    (12,359)          24,890

OPERATING EXPENSES
Selling, general and administrative                    494,776          482,238
                                                 -------------    -------------
LOSS FROM OPERATIONS                                  (507,135)        (457,348)
                                                 -------------    -------------
OTHER INCOME (EXPENSE)
Consulting income                                        3,447            9,000
Interest expense                                      (319,586)        (213,491)
Forgiveness of debt                                    129,111               --
                                                 -------------    -------------
Total other income (expense)                          (187,028)        (204,491)
                                                 -------------    -------------
LOSS BEFORE TAX PROVISION                             (694,163)        (661,839)

INCOME TAX PROVISION                                        --               --
                                                 -------------    -------------
NET LOSS                                         $    (694,163)   $    (661,839)
                                                 =============    =============
BASIC AND DILUTED LOSS PER SHARE                 $          --    $          --
                                                 =============    =============

WEIGHTED AVERAGE SHARES USED IN LOSS PER SHARE
CALCULATIONS - BASIC AND DILUTED                   468,124,391      136,451,967
                                                 =============    =============


      See accompanying notes to condensed consolidated financial statements


                                      COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                                           FOR THE SIX MONTHS ENDED AUGUST 31, 2004
                                                         (UNAUDITED)


                                                                                        Common Stock
                                                           Common Stock                 To be issued              Additional
                                                   ---------------------------   ----------------------------       Paid-In
                                                      Shares         Amount         Shares           Amount         Capital
                                                   --------------------------------------------------------------------------
Balance, February 29, 2004                          422,299,964   $    422,299     10,062,999    $     30,293    $ 14,788,739

Common stock issued for cash                                 --             --             --              --              --

Common stock issued for services rendered            31,103,100         31,103             --              --          48,605

Common stock to be issued per anti-dilution
provision                                                    --             --      1,838,721           3,998          (3,998)

Common stock issued per anti-dilution provision       7,300,000          7,300     (7,300,000)        (14,600)          7,300

Issuance of options & warrants                               --             --             --              --          18,512

Conversions of convertible secured debentures to
common stock                                         74,463,161         74,463             --              --         (36,034)

Beneficial conversion on convertible debentures              --             --             --              --         650,000

Amortization of deferred equity based expense                --             --             --              --              --

Net loss, August 31, 2004                                    --             --             --              --              --
                                                   ------------   ------------   ------------    ------------    ------------
BALANCE AUGUST 31, 2004                             535,166,225   $    535,165      4,601,720    $     19,691    $ 15,473,124
                                                   ============   ============   ============    ============    ============


                                                     Deferred
                                                   Equity-Based    Accumulated
                                                      Expense        Deficit          Total
                                                   --------------------------------------------
Balance, February 29, 2004                         $   (118,750)   $(20,177,801)   $ (5,055,220)

Common stock issued for cash                                 --              --              --

Common stock issued for services rendered                    --              --          79,708

Common stock to be issued per anti-dilution
provision                                                    --              --              --

Common stock issued per anti-dilution provision              --              --              --

Issuance of options & warrants                               --              --          18,512

Conversions of convertible secured debentures to
common stock                                                 --              --          38,429

Beneficial conversion on convertible debentures        (650,000)             --              --

Amortization of deferred equity based expense           200,000              --         200,000

Net loss, August 31, 2004                                    --        (694,164)       (694,164)
                                                   ------------    ------------    ------------
BALANCE AUGUST 31, 2004                            $   (568,750)   $(20,871,965)   $ (5,412,735)
                                                   ============    ============    ============


             See accompanying notes to condensed consolidated financial statements

                   COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED AUGUST 31, 2004 & 2003
                                      (UNAUDITED)

                                                                   2004         2003
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(694,164)   $(661,839)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation                                                        7,825        9,089
Amortization of discount on convertible debenture                  20,625           --
Common stock & options issued for services rendered                88,875      130,200
Warrants issued                                                     9,345           --
Amortization of deferred equity based expense                     200,000      143,750
Forgiveness of debt                                              (129,114)          --
Changes in operating assets and liabilities:
Accounts receivable                                                (6,758)     (32,493)
Advances                                                          (10,000)          --
Inventories                                                            --        8,063
Accounts payable and accrued expenses                              88,374      269,027
                                                                ---------    ---------
Net Cash Used In Operating Activities                            (424,992)    (134,203)
                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                                  --           --
                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible secured debentures          485,000       75,000
Proceeds from issuance of convertible subordinated debentures          --       43,000
Proceeds from the issues of common stock                               --       17,000
Repayment of notes and loans payable                              (74,084)      (2,025)
Proceeds from notes and loans payable                              71,500       17,500
Repayment of notes payable - related parties                      (60,700)     (22,092)
Proceeds from notes payable - related parties                       6,420        2,970
                                                                ---------    ---------
Net Cash Provided By Financing Activities                         428,136      131,353
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH                                     3,144       (2,850)

CASH - BEGINNING OF PERIOD                                             93        6,600
                                                                ---------    ---------
CASH - END OF PERIOD                                            $   3,237    $   3,750
                                                                =========    =========

         See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2004
                                   (UNAUDITED)


NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)   BASIS OF PRESENTATION

      These condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the six months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ended February 28, 2005. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 29, 2004.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2004
                                   (UNAUDITED)


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2004
                                   (UNAUDITED)


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2004
                                   (UNAUDITED)


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

NOTE 2 GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the six months ended August 31, 2004, the Company had a working capital deficiency of $4,941,026, a shareholders' deficiency of $5,412,735, a net loss of $694,163 and net cash used in operations of $424,992. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2004
                                   (UNAUDITED)


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

NOTE 3   CONVERTIBLE SECURED DEBENTURES

      On May 28, 2004 the Company issued $550,000 of convertible secured debentures to a group of investors. These debentures mature on May 28, 2006 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $550,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount, $68,750 was amortized to expense during the six months ended August 31, 2004 and $481,250 remains deferred as of August 31, 2004. In addition, there was a $165,000 discount taken on the debenture, which is being amortized over its two-year life. Of this amount, $20,265 was amortized to interest expense during the six months ended August 31, 2004.

      On March 17, 2004 the Company issued $100,000 of convertible secured debentures to a group of investors. These debentures mature on March 17, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $100,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $50,000 was amortized to expense during the six months ended August 31, 2004 and $50,000 remains deferred as of August 31, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On February 20, 2004 the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on February 20, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $12,500 was amortized to expense during the six months ended August 31, 2004 and $12,500 remains deferred as of August 31, 2004. As of the date of this report, these debentures are still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2004
                                   (UNAUDITED)


      On January 13, 2004 the Company issued $50,000 of convertible secured debentures to a group of investors. These debentures mature on January 13, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $50,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $25,000 was amortized to expense during the six months ended August 31, 2004 and $12,500 remains deferred as of August 31, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On November 17, 2003, the Company issued $50,000 of convertible secured debentures to a group of investors. These debentures mature on November 17, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $50,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $25,000 was amortized to expense during the six months ended August 31, 2004 and $12,500 remains deferred as of August 31, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On July 18, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on July 18, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $6,250 was amortized to expense during the six months ended August 31, 2004 and $0 remains deferred as of August 31, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On June 25, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on June 25, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $6,250 was amortized to expense during the six months ended August 31, 2004 and $0 remains deferred as of August 31, 2004. As of the date of this report, these debentures are still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2004
                                   (UNAUDITED)


      On May 13, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on May 13, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $6,250 was amortized to expense during the six months ended August 31, 2004 and $0 remains deferred as of August 31, 2004. As of the date of this report, these debentures are still unpaid and in default.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2004
                                   (UNAUDITED)


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

      The following schedule reflects convertible secured debentures as of August 31, 2004 (in order of due date):

      10% convertible secured debentures, due April 2001
      (net of conversions) (A)                                      $    296,286

      12% convertible secured debentures, due July 2003 (A)               75,000

      15% convertible secured debentures, due November 2003 (A)          250,000

      15% convertible secured debentures, due May 2004 (A)                25,000

      15% convertible secured debentures, due June 2004 (A)               25,000

      15% convertible secured debentures, due July 2004 (A)               25,000

      15% convertible secured debentures, due November 2004 (A)           50,000

      15% convertible secured debentures, due January 2005 (A)            50,000

      15% convertible secured debentures, due February 2005 (A)           25,000

      15% convertible secured debentures, due March 2005  (A)            100,000

      15%  convertible  secured  debentures,  due  May  2006,
      net of  $144,375 discount                                          405,625
                                                                    ------------
      Total                                                         $  1,326,911
                                                                    ============
      ----------
      (A)   In default as of the date of this report

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2004
                                   (UNAUDITED)


NOTE 4   NOTES AND LOANS PAYABLE

      As of August 31, 2004, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures February 28, 2006. The balance of the notes and loans payable, with the exception of the auto loan, are in default and remain unpaid as of August 31, 2004.

      The Company has loans payable of $15,164, which are included as loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president and other related parties as of August 31, 2004. During the six months ended August 31, 2004, the Company recorded interest expense of $1,183 relating to loans from its president and other related parties and $88,431 in accrued interest was payable relating to these loans as of August 31, 2004 which is included in accrued expenses in the accompanying condensed consolidated balance sheet (See Note 9).

NOTE 5   CONVERTIBLE SUBORDINATED DEBENTURES

      As of August 31, 2004 the Company has outstanding $71,800 of convertible subordinated debentures that were issued in prior years that bear interest at 12% per annum and matured at various times through August 2001. The debentures are in default and remain unpaid. Each $1,000 unit is convertible at any time at the holder's option, into between 143 and 1,429 shares of Company common stock for an aggregate of 38,214 common shares.

      As of August 31, 2004 the Company has outstanding $65,500 of convertible subordinated debentures that were issued in prior years that bear interest at 12% per annum and have a term of one year. Subsequent to February 29, 2004, the debentures were not paid at their due dates and are in default. Each $1,000 unit is convertible at any time at the holder's option, into 1,000,000 shares of Company common stock for an aggregate of 65,500,000 common shares.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2004
                                   (UNAUDITED)


      The following schedule reflects convertible subordinated debentures as of August 31, 2004 (in order of due date):

      12% convertible subordinated debentures,  unsecured, due at
      various times through August 2001 (A)                         $     71,800

      12% convertible subordinated debentures,  unsecured, due at
      various times during quarter ended May 31, 2004 (A)                 65,500
                                                                    ------------
      Total                                                         $    137,300
                                                                    ============

      ----------
      (A)   In default


NOTE 6 COMMON STOCK

      In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. During the six months ended August 31, 2004, the Company issued 7,300,000 shares of common stock owed as part of this agreement. The Company has not issued 1,401,720 shares owed as of August 31, 2004, to the third party. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital, for all periods presented.

      In December 2003, the Company agreed to issue 3,200,000 shares of the Company's common stock to settle $145,763 of notes and loans payable (including accrued interest of $4,733). These shares are shown as common stock to be issued.

      During the six months ended August 31, 2004, the Company converted $38,429 of convertible secured debentures into 74,463,161 shares of common stock having a fair value of $244,244. The conversions of debt to stock were based upon negotiated conversion prices with the debtors (See Note 3). Based on sales of common stock for cash during the six months ended August 31, 2004 for prices below market value, no gain or loss has been recognized on the aforementioned conversions of convertible secured debentures.

      From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $79,708 and $130,200 for the six months ended August 31, 2004 and 2003, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. The number of shares of common stock issued for services performed in the six months ended August 31, 2004 and 2003 was 31,103,100 and 38,750,000, respectively.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2004
                                   (UNAUDITED)


NOTE 7 STOCK OPTIONS

      In December 2003, the Company issued 20,000,000 options to a consultant having a ten-year term. The exercise price is $0.001 for the first
      5,000,000 options,  $0.002 for the next 5,000,000 options,  $0.003 for the next 5,000,000 options and $0.004 for the last 5,000,000 options. The only restriction is that no more than 5,000,000 options can be exercised in any one year. The expense associated with issuing the options of $14,584 was recognized and this expense is being recognized over the earliest periods that the options may be exercised. The expense associated with these options was $9,167 for the six months ended August 31, 2004.

NOTE 8 COMMITMENTS AND CONTINGENCIES

      (A) LICENSES

      The Company has entered into various licensing agreements (the "Agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional minor league and college sports teams. The Agreements expire at various dates through 2003 and generally require the Company to pay a royalty of between 9% and 11% of sales, with certain minimum royalty payments required. The unpaid minimum royalty fees related to these agreements of $215,750 are included in accrued expenses in the accompanying condensed consolidated balance sheet.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2004
                                   (UNAUDITED)


      (C) CONCENTRATIONS

      Approximately 67% and 59% of the Company's revenues were derived from its three largest customers during the quarters ended August 31, 2004 and 2003, respectively.

      The Company obtains a significant portion of its new borrowings from one investor group. During the six months ended August 31, 2004, the Company borrowed $650,000 from this investor group. As of August 31, 2004, a total of $1,471,286 was owed to this investor group (See Note 3).

      (D) OTHER CONTINGENCIES

      The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The liability is $210,944 as of August 31, 2004, which includes penalties and interest and is included in accrued expenses.

NOTE 9 RELATED PARTY TRANSACTIONS

      The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of August 31, 2004, the amount of salary deferred was $527,000, which is included in accrued expenses.

      The Company has loans payable of $15,164, which are included as loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president and other related parties as of August 31, 2004. During the six months ended August 31, 2004, the Company recorded interest expense of $1,183 relating to loans from its president and other related parties and $88,431 in accrued interest was payable relating to these loans as of August 31, 2004 which is included in accrued expenses in the accompanying condensed consolidated balance sheet

NOTE 10 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

      During the six months ended August 31, 2004, the Company converted $38,429 of convertible secured debentures into 74,463,161 shares of common stock.

      During the six months ended August 31, 2003, the Company converted $22,774 of convertible secured debentures into 24,968,751 shares of common stock.

      Cash payments for interest expense were immaterial for the six months ended August 31, 2004 and 2003.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2004
                                   (UNAUDITED)


NOTE 11  SUBSEQUENT EVENTS

      Subsequent to August 31, 2004, the Company entered into marketing relationships with various suppliers of products.

      Subsequent to August 31, 2004, the Company issued 33,000,000 shares of common stock to fourteen investors, in exchange for services rendered.

      Subsequent to August 31, 2004, the Company issued 131,828,812 shares of common stock to convert $112,024 of debt and interest (which included 54,200,241 shares of common stock issued to convert $19,771 of convertible secured debentures).

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

      In August 2004, the Company continues to pursue its re-evaluated business model. The Company believes that licenses have evolved into less time sensitive and sale spiking properties. The Company is not renewing or continuing licenses that do not fit its new business model. The Company's new business model will be focused on more evergreen properties and those with a longer window of opportunity. The Company recognized the need to have products that addressed the mainstream consumer market where market size and repeat sales opportunities could give the Company a means to stabilize and grow its revenues. To avoid the time, expense and risks associated with in-house new product development, the Company sought out entities with mainstream consumer products whose marketability could be enhanced by the addition of the Company's licenses. These activities produced new joint ventures and products that addressed new markets in keeping with the Company's new marketing direction aimed at the collegiate and professional sports marketplaces.

      During the six months ended August 31, 2004, the Company successfully signed licensing agreements with over twenty-three different colleges, which include The Ohio State University, University of Miami and University of Southern California. The Company also sent licensing proposals to the National Football League (signed October 2004), the National Basketball League (signed February 2005), and Major League Baseball. The Company is also in pursuing more collegiate licenses.

      During the six months ended August 31, 2004, the Company teamed with Delta and McDonald's in separate deals to have these companies use its Fanabana product as a promotional give away item at sporting events. Delta gave these items that had the team name on one side and Delta on the other at the following sporting events the Boston Marathon, a

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

New York Mets baseball game, a Cincinnati Bengals football game and an Atlanta Falcons football game. McDonald's use the same promotional concept at football games with colleges in the southeastern parts of the country.

      In July of 2004, our Stories for Heroes audio book of Arthur children's stories was released for distribution in a pre-launch campaign on Amazon.com. CCGI partnered with 212 Media Group to manage the manufacturing, marketing and distribution of the audio book. The CD itself is an enhanced audio CD that features stories, pictures, music and games for children, parents and teachers. Celebrity readers include Clay Aiken, Kelly Ripa and Kevin Bacon.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED AUGUST 31, 2004 COMPARED TO SIX MONTHS AUGUST 31, 2003.

      Net revenue for the six months ended August 31, 2004 was $319,936 compared to net revenue of $ 86,816 for the six months ended August 31, 2003. The increase in revenue was due primarily to the sales generate by products in connections with the new licenses the Company has been obtaining.

      Cost of sales for the six months ended August 31, 2004 increased by $270,369 from the six months ended August 31, 2003. Cost of sales as a percentage of revenues increased to 103.86% for the six months ended August 31, 2003 as compared to 71.3% for the same period last year. The increase is mainly attributable to the development of new sales products and the Company's use of introduction pricing to establish market share.

      Selling, general and administrative expenses for the six months ended August 31, 2004 increased to $494,776 from $482,238 for the same period the previous year. For the six months ended August 31, 2004 and August 31, 2004 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $79,708 and $130,200 respectively. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the six months ended August 31, 2003, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $23,554 versus charges of approximately $13,583 for the same period the previous year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company incurred interest expense of $319,586 for the six months ended August 31, 2004 as compared to $213,491 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $200,000 and $143,750 of interest expense respectively for the six months ended August 31, 2004 and 2003, respectively.

      As a result of the above, the Company had a net loss of $694,164 for the six months ended August 31, 2004 as compared to a net loss of $661,839 for the same period last year.

THREE MONTHS ENDED AUGUST 31, 2004 COMPARED TO THREE MONTHS AUGUST 31, 2003.

      Net revenue for the three months ended August 31, 2004 was $256,162 compared to net revenue of $ 36,671 for the three months ended August 31, 2003. The increase in revenue was due primarily to the sales generate by products in connections with the new licenses the Company has been obtaining.

      Cost of sales for the three months ended August 31, 2004 increased by $265,921 from the three months ended August 31, 2003. Cost of sales as a percentage of revenues increased to 115.9% for the three months ended August 31, 2004 as compared to 84.4% for the same period last year. The increase is mainly attributable to the development of new sales products and the Company's use of introduction pricing to establish market share.

      Selling, general and administrative expenses for the three months ended August 31, 2004 decreased to $264,657 from $278,141 for the same period the previous year. For the three months ended August 31, 2004 and August 31, 2003 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $79,708 and $74,100 respectively. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the three months ended August 31, 2004, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $11,011 versus charges of approximately $6,487 for the same period the previous year.

      The Company incurred interest expense of $188,419 for the three months ended August 31, 2004 as compared to $116,942 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $125,000 and $81,250 of interest expense respectively for the three months ended August 31, 2004 and 2003 respectively.

      As a result of the above, the Company had a net loss of $378,506 for the three months ended August 31, 2004 as compared to a net loss of $380,371for the same period last year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

      Since the Company's inception, it has experienced significant operating and net losses that it has been able to fund by obtaining private capital. The Company, therefore, cannot predict if and when it will generate income from operations and if it will be able to raise sufficient capital necessary to fund future operations. As of August 31, 2004, the Company has not generated sufficient revenues to meet operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern. We anticipate that we will require up to approximately $1,000,000 to fund our continued operations for the next twelve months, depending on revenues from operations.

      As of August 31, 2004, the Company had a working capital deficiency of $4,941,026. The working capital deficit increased from February 29, 2004 as a direct result of the unprofitable operations for the six months ended August 31, 2004 of $694,163 that resulted in cash used in operating activities of $424,992. The Company had an ending cash balance of $3,237 at August 31, 2004.

      The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the six months ended August 31, 2004, the Company received the following capital infusions:
$485,000, net of discount, from the issuance of convertible secured debentures, $71,500 from notes and loans payable and $6,421 from other borrowings. During the six months ended August 31, 2004, the Company made payments of $134,784.

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

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with accredited investors on May 28, 2004, for the sale of
(i) $550,000 in secured convertible notes. The secured convertible notes bear interest at 15%, matures two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.01 or (ii) 75% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights . An event of default has occurred regarding various convertibles secured debentures and convertible subordinated debentures in that the Company did not have an effective registration statement within 150 days of the sale of convertible debentures. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debentures. Subsequent to August 31, 2004, the convertible secured debenture holders converted $19,771 of this debt into 54,200,241 shares of the Company's common stock and issued another $250,000 in convertible secured debentures to the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      As of August 31, 2004, the Company had $556,030 in outstanding notes and loans payable, $137,300 in convertible subordinated debentures and $1,326,911, net, in outstanding convertible secured debentures. As of August 31, 2004, the Company had $1,390,267 in accounts payable, $2,041,439 in accrued expenses, accrued payroll, accrued royalties and related taxes. These liabilities are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. In July 2002, the Company reached an agreement with the Internal Revenue Service on a payment plan for the back taxes owed. The plan called for the Company to make twelve monthly payments of $5,272, followed by six monthly payments of $13,200, followed by six monthly payments of $25,000. The Company made the first eleven payments of $5,272, but defaulted on payments thereafter. In December 2002, the Company began making monthly payments of $2,500, which the Company continues to do when the funds are available. The Company has a verbal agreement with the IRS that the Company will continue to make monthly payments of $2,500 with the understanding that the Company will accelerate and increase these payments when feasible, and the IRS will refrain from pursuing immediate payment in full. The Company, however, does not have a written agreement with the IRS to these terms.

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

ITEM 3 - CONTROLS AND PROCEDURES

A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of August 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended August 31, 2004 the Company issued 31,103,100 shares to several individuals for services rendered. The shares have an aggregate fair market value of $79,708 based on the market price on the dates of issuance. The Company issued 36,342,015 shares of stock in exchange for $18,512 of convertible debentures.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

      The Company is currently in default on $921,286 of its convertible secured debentures that the Company has issued, in the total amount of $1,326,911. The Company is also currently in default on interest payments owed on the secured convertible debentures. As a result of these defaults, the Company is obligated to pay interest and certain other amounts. The Company does not have the capital resources to pay the amounts required. The debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The debentures are secured substantially by all of the Company's assets.

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

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


                                             COLLECTIBLE CONCEPTS GROUP, INC.

Date:   April 14, 2005                       By: /s/ PAUL S. LIPSCHUTZ
                                               ---------------------------
                                               Paul S. Lipschutz
                                               Chief Executive Officer

Date     April 14, 2005                      By: /s/ PAUL S. LIPSCHUTZ
                                               ---------------------------
                                               Paul S. Lipschutz
                                               Principal Financial Officer