Form 10QSB
period 2004-11-30
COLLECTIBLE CONCEPTS GROUP INC
filed 2005-04-14
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 699,995,037shares issued and outstanding as of April 1, 2005

                        COLLECTIBLE CONCEPTS GROUP, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION

         ITEM 1  Condensed Consolidated Balance Sheet As Of
                 November 30, 2004 (Unaudited)                                 3

                 Condensed Consolidated  Statements Of Operations For
                 The Three Months Ended November 30, 2004 and 2003
                 (Unaudited)                                                   4

                 Condensed  Consolidated  Statements Of Operations For
                 The  Nine Months Ended November 30, 2004 and 2003
                 (Unaudited)                                                   5

                 Condensed  Consolidated  Statement Of Changes In
                 Shareholders' Deficiency For The Nine Months Ended
                 November 30, 2004 (Unaudited)                                 6

                 Condensed  Consolidated  Statements Of Cash Flows For
                 The Nine Months Ended November 30, 2004 and 2003
                 (Unaudited)                                                   7

                 Notes To Condensed Consolidated Financial Statements
                 As Of November 30, 2004 (Unaudited)                      8 - 19

         ITEM 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     20 - 26

         ITEM 3  Controls and Procedures                                      27

PART II  OTHER INFORMATION

         ITEM 1  Legal proceedings                                            28
         ITEM 2  Changes in securities and use of proceeds                    28
         ITEM 3  Defaults upon senior securities                              28
         ITEM 4  Submission of matters to a vote of security holders          28
         ITEM 5  Other information                                            28
         ITEM 6  Exhibits and Reports on 8-K                                  29

         SIGNATURES                                                           30

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF NOVEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
Cash                                                               $        471
Accounts receivable, net of allowance for doubtful accounts of $ 0       50,215
Advances                                                                  4,245
                                                                   ------------
Total Current Assets                                                     54,931
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                               9,441
                                                                   ------------
OTHER ASSETS
Trademarks                                                                1,300
Security deposits                                                         3,200
                                                                   ------------
Total Other Assets                                                        4,500
                                                                   ------------
TOTAL ASSETS                                                       $     68,872
                                                                   ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                   $  1,412,561
Accrued expenses                                                      2,024,722
Convertible secured debentures, net                                     806,963
Notes and loans payable, current portion                                624,365
Loans payable - related parties                                             883
Convertible subordinated debentures                                     127,300
                                                                   ------------
Total Current Liabilities                                             4,996,794

Debentures and notes payable, long-term portion, net                    758,920
                                                                   ------------
TOTAL LIABILITIES                                                     5,755,714
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                --

SHAREHOLDERS' DEFICIENCY
Common stock, $.001 par value, 700,000,000 shares authorized,
653,795,037 shares issued and outstanding                               653,794
Common stock to be issued (6,534,320 shares)                             23,547
Additional paid-in capital                                           15,807,108
Deferred equity based expense                                          (662,500)
Accumulated deficit                                                 (21,508,791)
                                                                   ------------
Total Shareholders' Deficiency                                       (5,686,842)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $     68,872
                                                                   ============


      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                 THE THREE MONTHS ENDED NOVEMBER 30, 2004 & 2003
                                   (UNAUDITED)

                                                       2004             2003
                                                 -------------    -------------
SALES                                            $      65,444    $      40,957
COST OF SALES                                           34,653           52,114
                                                 -------------    -------------
GROSS PROFIT (LOSS)                                     30,791          (11,157)

OPERATING EXPENSES
Selling, general and administrative                    473,029          306,736
                                                 -------------    -------------
LOSS FROM OPERATIONS                                  (442,238)        (317,893)

OTHER INCOME (EXPENSE)
Consulting Income                                       34,677           16,000
Interest expense                                      (229,265)        (118,587)
                                                 -------------    -------------
Total Other Income (Expense)                          (194,588)        (102,587)

LOSS BEFORE TAX PROVISION                             (636,826)        (420,480)

INCOME TAX PROVISION                                        --               --
                                                 -------------    -------------
NET LOSS                                         $    (636,826)   $    (420,480)
                                                 =============    =============
BASIC AND DILUTED LOSS PER SHARE                 $          --    $          --
                                                 =============    =============
WEIGHTED AVERAGE SHARES USED IN LOSS PER SHARE
CALCULATIONS - BASIC AND DILUTED                   574,742,399      322,153,584
                                                 =============    =============


      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                 THE NINE MONTHS ENDED NOVEMBER 30, 2004 & 2003
                                   (UNAUDITED)

                                                 2004             2003
                                           -------------    -------------
SALES                                      $     385,380    $     127,773
COST OF SALES                                    366,949          114,039
                                           -------------    -------------
GROSS PROFIT                                      18,431           13,734

OPERATING EXPENSES
Selling, general and administrative              967,805          789,127
                                           -------------    -------------
LOSS FROM OPERATIONS                            (949,374)        (775,393)

OTHER INCOME (EXPENSE)
Consulting Income                                 38,124           25,000
Interest expense                                (548,851)        (331,926)
Forgiveness of Debt                              129,111               --
                                           -------------    -------------
Total Other Income (Expense)                    (381,616)        (306,926)

LOSS BEFORE TAX PROVISION                     (1,330,990)      (1,082,319)

INCOME TAX PROVISION                                  --               --
                                           -------------    -------------
NET LOSS                                   $  (1,330,990)   $  (1,082,319)
                                           =============    =============
BASIC AND DILUTED LOSS PER SHARE           $          --    $          --
                                           =============    =============
WEIGHTED AVERAGE SHARES USED IN NET LOSS
PER SHARE CALCULATIONS - BASIC AND DILUTED   503,405,259      197,207,482
                                           =============    =============


      See accompanying notes to condensed consolidated financial statements


                                       COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                                          FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004
                                                          (UNAUDITED)

                                                                                          Common Stock
                                                            Common Stock                  To be issued              Additional
                                                     ---------------------------   ----------------------------       Paid-In
                                                        Shares         Amount         Shares          Amount          Capital
                                                     -----------------------------------------------------------------------------
Balance, February 29, 2004                            422,299,964   $    422,299     10,062,999    $     30,293    $ 14,788,739

Common stock issued for services rendered              64,103,100         64,103             --              --         122,106

Common stock to be issued per anti-dilution                    --             --      3,771,321           7,854          (7,854)
provision

Common stock issued per anti-dilution provision         7,300,000          7,300     (7,300,000)        (14,600)          7,300

Issuance of options & warrants                                 --             --             --              --          28,457

Conversions of convertible secured debentures to      128,663,402        128,663             --              --         (58,411)
common stock

Conversions of convertible debentures and interest     31,428,571         31,429             --              --          26,771
to common stock

Beneficial conversion on convertible debentures                --             --             --              --         900,000

Amortization of deferred equity based expense                  --             --             --              --              --

Net loss, November 30, 2004                                    --             --             --              --              --
                                                     ------------   ------------   ------------    ------------    ------------
BALANCE NOVEMBER 30, 2004                             653,795,037   $    653,794      6,534,320    $     23,547    $ 15,807,108
                                                     ============   ============   ============    ============    ============


                                                         Deferred
                                                       Equity-Based    Accumulated
                                                          Expense         Deficit         Total
                                                       --------------------------------------------
Balance, February 29, 2004                             $   (118,750)   $(20,177,801)   $ (5,055,220)

Common stock issued for services rendered                        --              --         186,209

Common stock to be issued per anti-dilution                      --              --              --
provision

Common stock issued per anti-dilution provision                  --              --              --

Issuance of options & warrants                                   --              --          28,457

Conversions of convertible secured debentures to                 --              --          70,252
common stock

Conversions of convertible debentures and interest               --              --          58,200
to common stock

Beneficial conversion on convertible debentures            (900,000)             --              --

Amortization of deferred equity based expense               356,250              --         356,250

Net loss, November 30, 2004                                      --      (1,330,990)     (1,330,990)
                                                       ------------    ------------    ------------
BALANCE NOVEMBER 30, 2004                              $   (662,500)   $(21,508,791)   $ (5,686,842)
                                                       ============    ============    ============


               See accompanying notes to condensed consolidated financial statements

                     COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004 & 2003
                                        (UNAUDITED)

                                                                    2004           2003
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(1,330,990)   $(1,082,319)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation                                                         11,392         13,086
Amortization of discount on convertible debenture                    41,250
Common stock & options issued for services rendered                 202,959        248,225
Amortization of deferred equity based expense                       356,250        225,000
Forgiveness of debt                                                (129,114)            --
Warrants issued                                                      11,707             --
Changes in operating assets and liabilities:
Accounts receivable                                                 (47,414)       (33,414)
Inventories                                                              --          9,532
Advance                                                              (4,245)            --
Accounts payable and accrued expenses                               142,150        373,078
                                                                -----------    -----------
Net Cash Used In Operating Activities                              (746,055)      (246,812)
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:                                    --             --
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible secured debentures            735,000        125,000
Proceeds from issuance of convertible subordinated debentures            --         43,000
Proceeds from the issues of common stock                                 --         17,000
Repayment of notes and loans payable                                (85,006)        (3,477)
Proceeds from notes and loans payable                               165,000         71,000
Repayment of notes payable - related parties                       (111,669)       (36,930)
Proceeds from notes payable - related parties                        43,108         25,935
                                                                -----------    -----------
Net Cash Provided By Financing Activities                           746,433        241,528
                                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH                                         378         (5,284)

CASH - BEGINNING OF PERIOD                                               93          6,600
                                                                -----------    -----------
CASH - END OF PERIOD                                            $       471    $     1,316
                                                                ===========    ===========


           See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2004
                                   (UNAUDITED)


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A) BASIS OF PRESENTATION

      These condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ended February 28, 2005. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 29, 2004.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2004
                                   (UNAUDITED)


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2004
                                   (UNAUDITED)


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2004
                                   (UNAUDITED)


NOTE 2   GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the nine months ended November 30, 2004, the Company had a working capital deficiency of $4,941,863, a shareholders' deficiency of $5,686,842, a net loss of $1,330,990 and net cash used in operations of $746,055. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3   CONVERTIBLE SECURED DEBENTURES

      On September 30, 2004 the Company issued $250,000 of convertible secured debentures to a group of investors. These debentures mature on September 30, 2006 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $250,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $31,250 was amortized to expense during the nine months ended November 30, 2004 and $218,750 remains deferred as of November 30, 2004.

      On May 28, 2004 the Company issued $550,000 of convertible secured debentures to a group of investors. These debentures mature on May 28, 2006 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $550,000, (since it is limited to the amount

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2004
                                   (UNAUDITED)


      received) which is being amortized over the term of the loan. Of this amount $137,500 was amortized to expense during the nine months ended November 30, 2004 and $412,500 remains deferred as of November 30, 2004. In addition, there was a $165,000 discount taken on the debenture, which is being amortized over its two-year life. Of this amount, $41,250 was amortized to interest expense during the nine months ended November 30, 2004.

      On March 17, 2004 the Company issued $100,000 of convertible secured debentures to a group of investors. These debentures mature on March 17, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $100,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $75,000 was amortized to expense during the nine months ended November 30, 2004 and $25,000 remains deferred as of November 30, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On February 20, 2004 the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on February 20, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $18,750 was amortized to expense during the nine months ended November 30, 2004 and $6,250 remains deferred as of November 30, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On January 13, 2004 the Company issued $50,000 of convertible secured debentures to a group of investors. These debentures mature on January 13, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $50,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $37,500 was amortized to expense during the nine months ended November 30, 2004 and $0 remains deferred as of November 30, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On November 17, 2003, the Company issued $50,000 of convertible secured debentures to a group of investors. These debentures mature on November 17, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $50,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $37,500 was amortized to expense during the nine months ended November 30, 2004 and $0 remains deferred as of November 30, 2004. As of the date of this report, these debentures are still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2004
                                   (UNAUDITED)


      On July 18, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on July 18, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $6,250 was amortized to expense during the nine months ended November 30, 2004 and $0 remains deferred as of November 30, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On June 25, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on June 25, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $6,250 was amortized to expense during the nine months ended November 30, 2004 and $0 remains deferred as of November 30, 2004. As of the date of this report, these debentures are still unpaid and in default.

      On May 13, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on May 13, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $6,250 was amortized to expense during the nine months ended November 30, 2004 and $0 remains deferred as of November 30, 2004. As of the date of this report, these debentures are still unpaid and in default.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2004
                                   (UNAUDITED)


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

      The following schedule reflects convertible secured debentures as of November 30, 2004 (in order of due date):

      10% convertible secured debentures, due April 2001
      (net of conversions) (A)                                      $    264,463

      12% convertible secured debentures, due July 2003 (A)               75,000

      15% convertible secured debentures, due November 2003 (A)          250,000

      15% convertible secured debentures, due May 2004 (A)                25,000

      15% convertible secured debentures, due June 2004 (A)               25,000

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2004
                                   (UNAUDITED)


      15% convertible secured debentures, due July 2004 (A)               25,000

      15% convertible secured debentures, due November 2004 (A)           50,000

      15% convertible secured debentures, due January 2005 (A)            50,000

      15% convertible secured debentures, due February 2005 (A)           25,000

      15% convertible secured debentures, due March 2005  (A)            100,000

      15% convertible secured debentures, due May 2006, net              426,250

      15% convertible secured debentures, due September 2006             250,000
                                                                    ------------
      Total                                                         $  1,565,713
                                                                    ============

      ----------
      (A)   In default as of the date of this report

NOTE 4   NOTES AND LOANS PAYABLE

      As of November 30, 2004, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures February 28, 2006. The balance of the notes and loans payable, with the exception of the auto loan, are in default and remain unpaid as of November 30, 2004.

      The Company has loans payable of $883, which are included as loans payable
      - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president and other related parties as of November 30, 2004. During the nine months ended November 30, 2004, the Company recorded interest expense of $1,183 relating to loans from its president and other related parties and $75,898 in accrued interest was payable relating to these loans as of November 30, 2004 which is included in accrued expenses in the accompanying condensed consolidated balance sheet (See Note 9).

NOTE 5   CONVERTIBLE SUBORDINATED DEBENTURES

      As of November 30, 2004 the Company has outstanding $71,800 of convertible subordinated debentures that were issued in prior years that bear interest at 12% per annum and matured at various times through August 2001. The debentures are in default and remain unpaid. Each $1,000 unit is

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2004
                                   (UNAUDITED)


      convertible at any time at the holder's option, into between 143 and 1,429 shares of Company common stock for an aggregate of 38,214 common shares.

      As of November 30, 2004 the Company has outstanding $55,500 of convertible subordinated debentures that were issued in prior years that bear interest at 12% per annum and have a term of one year. Subsequent to February 29, 2004, the debentures were not paid at their due dates and are in default. Each $1,000 unit is convertible at any time at the holder's option, into 1,000,000 shares of Company common stock for an aggregate of 55,500,000 common shares.

      The following schedule reflects convertible subordinated debentures as of November 30, 2004 (in order of due date):

      12% convertible subordinated debentures,  unsecured, due at
      various times through August 2001 (A)                         $     71,800

      12% convertible subordinated debentures,  unsecured, due at
      various times during quarter ended May 31, 2004 (A)                 55,500
                                                                    ------------
      Total                                                         $    127,300
                                                                    ============

      ----------
      (A)   In default


NOTE 6   COMMON STOCK

      In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. During the nine months ended November 30, 2004, the Company issued 7,300,000 shares of common stock owed as part of this agreement. The Company has not issued 3,334,320 shares owed as of November 30, 2004, to the third party. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital, for all periods presented.

      In December 2003, the Company agreed to issue 3,200,000 shares of the Company's common stock to settle $145,763 of notes and loans payable (including accrued interest of $4,733). These shares are shown as common stock to be issued.

      During the nine months  ended  November 30,  2004,  the Company  converted
      $70,252 of convertible secured debentures into 128,663,402 shares of common stock having a fair value of $421,545. The conversions of debt to stock were based upon negotiated conversion prices with the debtors (See
      Note 3). Based on sales of common stock for cash during the nine months ended November 30, 2004 for prices below market value, no gain or loss has been recognized on the aforementioned conversions of convertible secured debentures.

      During the nine months ended November 30, 2004, the Company converted $10,000 of convertible subordinated debentures and $1,200 of related interest into 11,428,571 shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with the debtors (see Note 5). for prices below market value, no gain or loss has been recognized on the aforementioned conversions of convertible subordinated debentures and interest.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2004
                                   (UNAUDITED)


      During the nine months ended November 30, 2004, the Company converted $47,000 of accrued interest into 20,000,000 shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with the debtors. Based on sales of common stock for cash during the nine months ended November 30, 2004 for prices below market value, no gain or loss has been recognized on the aforementioned conversions accrued interest.

      From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $186,209 and $248,224 for the nine months ended November 30, 2004 and 2003, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. The number of shares of common stock issued for services performed in the nine months ended November 30, 2004 and 2003 was 64,103,100 and 99,775,000, respectively.

NOTE 7 STOCK OPTIONS

      In December 2003, the Company issued 20,000,000 options to a consultant having a ten-year term. The exercise price is $0.001 for the first
      5,000,000 options,  $0.002 for the next 5,000,000 options,  $0.003 for the next 5,000,000 options and $0.004 for the last 5,000,000 options. The only restriction is that no more than 5,000,000 options can be exercised in any one year. The total expense associated with issuing the options of $40,000 is being recognized over the earliest periods that the options may be exercised. The expense associated with these options was $13,750 for the nine months ended November 30, 2004.

      In September 2004, the Company issued 2,000,000 options to an advisor having a five-year term. The exercise price is $0.0015. The options are immediately exercisable. The total expense associated with issuing the options of $3,000 is being recognized over the earliest periods that the options may be exercised. The expense associated with these options was $3,000 for the nine months ended November 30, 2004.

NOTE 8 COMMITMENTS AND CONTINGENCIES

      (A) LICENSES

      The Company has entered into various licensing agreements (the "Agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional minor league and college sports teams. The Agreements expire at various dates through 2003 and generally require the Company to pay a

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2004
                                   (UNAUDITED)


      royalty of  between  9% and 11% of sales,  with  certain  minimum  royalty payments required. The unpaid minimum royalty fees related to these agreements of $219,390 are included in accrued expenses in the accompanying condensed consolidated balance sheet.

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

      (C) CONCENTRATIONS

      Approximately 67% and 92% of the Company's revenues were derived from its three largest customers during the quarters ended November 30, 2004 and 2003, respectively.

      The Company obtains a significant portion of its new borrowings from one investor group. During the nine months ended November 30, 2004, the Company borrowed $900,000 from this investor group. As of November 30, 2004, a total of $1,689,463 was owed to this investor group (See Note 3).

      (D) OTHER CONTINGENCIES

      The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The liability is $207,944 as of November 30, 2004, which includes penalties and interest and is included in accrued expenses.

NOTE 9 RELATED PARTY TRANSACTIONS

      The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of November 30, 2004, the amount of salary deferred was $564,500, which is included in accrued expenses.

      The Company has loans payable of $883, which are included as loans payable
      - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president and other related parties as of November 30, 2004. During the nine months ended November 30, 2004, the Company recorded interest expense of $1,183 relating to loans from its president and other related parties and $75,898 in accrued interest was payable relating to these loans as of November 30, 2004 which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2004
                                   (UNAUDITED)


NOTE 10 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

      During the nine months  ended  November 30,  2004,  the Company  converted
      $70,252 of convertible secured debentures into 128,663,402 shares of common stock.

      During the nine months ended November 30, 2004, the Company converted $10,000 of convertible subordinated debentures and $ 1,200 of related interest into 11,428,571 shares of common stock.

      During the nine months ended November 30, 2004 the Company converted $47,000 of accrued interest into 20,000,000 shares of common stock.

      During the nine months ended November 30, 2003, the Company converted $25,985 of convertible secured debentures into 38,868,751 shares of common stock.

      During the nine months ended November 30, 2003, the Company converted $45,000 of notes and loans payable into 109,916,700 shares of common stock.

      Cash payments for interest expense were immaterial for the nine months ended November 30, 2004 and 2003.

NOTE 11 SUBSEQUENT EVENTS

      Subsequent to November 30, 2004, the Company entered into marketing relationships with various suppliers of products.

      Subsequent to November 30, 2004, the Company issued 46,200,000 shares of common stock to convert $22,001 of debt and interest.

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

      In November 2004, the Company continues to pursue its re-evaluated business model. The Company believes that licenses have evolved into less time sensitive and sale spiking properties. The Company is not renewing or continuing licenses that do not fit our new business model. The Company's new business model will be focused on more evergreen properties and those with a longer window of opportunity. The Company recognized the need to have products that addressed the mainstream consumer market where market size and repeat sales opportunities could give the Company a means to stabilize and grow its revenues. To avoid the time, expense and risks associated with in-house new product development, the Company sought out entities with mainstream consumer products whose marketability could be enhanced by the addition of the Company's licenses. These activities produced new joint ventures and products that addressed new markets in keeping with the Company's new marketing direction aimed at the collegiate and professional sports marketplaces.

      In September 2004, NFL great Joe Theismann joined CCGI as an advisor and consultant.

      In October 2004, the Company had signed a licensing agreement with the National Football League to sell Fanbana and Megaphone Cap products for all the NFL teams.

      During the nine months ended November 30, 2004, the Company successfully signed licensing agreements with over thirty different colleges, which include Notre Dame, The Ohio State University, University of Miami and University of Southern California. The Company also sent licensing proposals to the National Basketball League (signed February 2005), and Major League Baseball. The Company is also in pursuing more collegiate licenses.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      During the nine months ended November 30, 2004, the Company teamed with Delta and McDonald's in separate deals to have these companies use our Fanabana product as a promotional give away item at sporting events. Delta gave these items that had the team name on one side and Delta on the other at the following sporting events: the Boston Marathon, a New York Mets game, a Cincinnati Bengals game and an Atlanta Falcons game. McDonald's use the same promotional concept at football games with colleges in southeastern parts of the country.

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

RESULTS OF OPERATIONS NINE MONTHS ENDED NOVEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 2003.

      Net revenue for the nine months ended November 30, 2004 was $385,380 compared to net revenue of $127,773 for the nine months ended November 30, 2003. The increase in revenue was due primarily to the sales generate by products in connections with the new licenses the Company has been obtaining.

      Cost of sales for the nine months ended November 30, 2004 increased by $252,910 from the nine months ended November 30, 2003. Cost of sales as a percentage of revenues increased to 95.2% for the nine months ended November 30, 2004 as compared to 89.3% for the same period last year. The increase is mainly attributable to the development of new sales products and the Company's use of introduction pricing to establish market share.

      Selling, general and administrative expenses for the nine months ended November 30, 2004 increased to $967,805 from $789,137 for the same period the previous year. For the nine months ended November 30, 2004 and 2003, the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of $186,209 and $248,225, respectively. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the nine months ended November 30, 2004, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $48,671 versus charges of approximately $19,231 for the same period the previous year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company incurred interest expense of $548,851 for the nine months ended November 30, 2004 as compared to $331,926 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $356,250 and $225,000 of interest expense respectively for the nine months ended November 30, 2004 and 2003, respectively.

      As a result of the above, the Company had a net loss of $1,330,990 for the nine months ended November 30, 2004 as compared to a net loss of $1,082,319 for the same period last year.

THREE MONTHS ENDED NOVEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2003.

      Net revenue for the three months ended November 30, 2004 was $65,444 compared to net revenue of $40,957 for the three months ended November 30, 2003. The increase in revenue was due primarily to the sales generate by products in connections with the new licenses the Company has been obtaining.

      Cost of sales for the three months ended November 30, 2004 decreased by $17,461 from the three months ended November 30, 2003. Cost of sales as a percentage of revenues decreased to 52.9% for the three months ended November 30, 2004 as compared to 127.2% for the same period last year. The decrease is mainly attributable to better product development of new sales products and better pricing as we establish market share.

      Selling, general and administrative expenses for the three months ended November 30, 2004 increased to $473,029 from $306,736 for the same period the previous year. For the three months ended November 30, 2004 and 2003, the services obtained through the issuance of stock included internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $106,501 and $118,025,respectively. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the three months ended November 30, 2004, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $24,117 versus charges of approximately $5,648 for the same period the previous year.

      The Company incurred interest expense of $229,265 for the three months ended November 30, 2004 as compared to $118,587 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $156,250 and $81,250 of interest expense respectively for the three months ended November 30, 2004 and 2003, respectively.

      As a result of the above, the Company had a net loss of $636,826 for the three months ended November 30, 2004 as compared to a net loss of $420,480 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

      Since the Company's inception, it has experienced significant operating and net losses that it has been able to fund by obtaining private capital. The Company, therefore, cannot predict if and when it will generate income from operations and if it will be able to raise sufficient capital necessary to fund future operations. As of November 30, 2004, the Company has not generated sufficient revenues to meet operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern. We anticipate that we will require up to approximately $1,000,000 to fund our continued operations for the next twelve months, depending on revenues from operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      As of November 30, 2004, the Company had a working capital deficiency of $4,941,863. The working capital deficit increased from February 29, 2004 as a direct result of the unprofitable operations for the nine months ended November 30, 2004 of $1,330,990 that resulted in cash used in operating activities of $746,055. The Company had an ending cash balance of $471 at November 30, 2004.

      The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the nine months ended November 30, 2004, the Company received the following capital infusions:
$735,000, net of discount, from the issuance of convertible secured debentures, $165,000 from notes and loans payable and $43,108 from other borrowings. During the nine months ended November 30, 2004, the Company made repayments of $196,675.

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

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with accredited investors on September 30, 2004, for the sale of (i) $250,000 in secured convertible notes. The secured convertible notes bear interest at 15%, matures two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.01 or (ii) 75% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. An event of default has occurred regarding various convertible secured debentures and convertible subordinated debentures in that the Company did not have an effective registration statement within 150 days of the sale of convertible debentures. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debentures. Subsequent to November 30, 2004, the convertible secured debenture holders converted $22,001 of this debt into 46,200,000 shares of the Company's common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      As of November 30, 2004, the Company had $625,418 in outstanding notes and loans payable, $127,300 in convertible subordinated debentures and $1,565,713 in outstanding convertible secured debentures. As of November 30, 2004, the Company had $1,412,561 in accounts payable, $2,024,722 in accrued expenses, accrued payroll, accrued royalties and related taxes. These liabilities are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. In July 2002, the Company reached an agreement with the Internal Revenue Service on a payment plan for the back taxes owed. The plan called for the Company to make twelve monthly payments of $5,272, followed by six monthly payments of $13,200, followed by six monthly payments of $25,000. The Company made the first eleven payments of $5,272, but defaulted on payments thereafter. In December 2002, the Company began making monthly payments of $2,500, which the Company continues to do when the funds are available. The Company has a verbal agreement with the IRS that the Company will continue to make monthly payments of $2,500 with the understanding that the Company will accelerate and increase these payments when feasible, and the IRS will refrain from pursuing immediate payment in full. The Company, however, does not have a written agreement with the IRS to these terms.

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

ITEM 3 - CONTROLS AND PROCEDURES

A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of November 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended November 30, 2004, the Company issued 33,000,000 shares to several individuals for services rendered. The shares have an aggregate fair market value of $106,500 based on the market price on the dates of issuance. The Company issued 54,200,241 shares of stock in exchange for $31,824 of convertible debentures secured debentures. The Company issued 11,428,571 shares of stock in exchange for $ 10,000 of convertible subordinated debentures and related interest of $1,200. The Company issued 20,000,000 shares of stock in exchange for $47,000 of accrued interest.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

      The Company is currently in default on $889,463 of its convertible secured debentures that the Company has issued, in the total amount of $1,565,713, net. The Company is also currently in default on interest payments owed on these secured convertible debentures. As a result of these defaults, the Company is obligated to pay interest and certain other amounts. The Company does not have the capital resources to pay the amounts required. The debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The debentures are secured substantially by all of the Company's assets.

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


                                             COLLECTIBLE CONCEPTS GROUP, INC.

Date: April 14, 2005                         By: /s/ PAUL S. LIPSCHUTZ
                                                -----------------------------
                                                Paul S. Lipschutz
                                                Chief Executive Officer

Date: April 14, 2005                         By: /s/ PAUL S. LIPSCHUTZ
                                               ------------------------------
                                               Paul S. Lipschutz
                                               Principal Financial Officer