Form 10KSB
period 2005-02-28
COLLECTIBLE CONCEPTS GROUP INC
filed 2005-08-02
CIK 1106946

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED FEBRUARY 28, 2005.

                                    000-30703
                             Commission File Number

                        COLLECTIBLE CONCEPTS GROUP, INC.

                 (Name of small business issuer in its charter)



          Delaware                                               95-4026880
          --------                                               ----------
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

The registrant's revenues from continuing operations for the year ended February 28, 2005 were $679,682.

As of July 27, 2005, the aggregate market value of the common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $1,128,725.

As of July 27, 2005, the registrant had 699,695,037 shares of common stock, par value $.001 per share, outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                  BUSINESS DEVELOPMENT & HISTORICAL PERSPECTIVE

      Collectible Concepts Group, Inc. was originally formed on March 1, 1986 as "Amour Corporation". We changed our name to "Bard Sports Corp." in September 1988, and changed our name again on February 28, 1993 to "USA Sports Corp". We changed our name to "Collectible Concepts Group, Inc." on April 27, 1999. We are incorporated under the laws of the State of Delaware.

      Our roots are in the production and distribution of collectible items principally related to various sports. Following what management perceived to be a change in consumer trends from high end sports collectibles to more commodity types of sports items such as trading cards, we modified our business direction and refocused our efforts on the emerging consumer interest in entertainment related collectibles. This redirection to the entertainment markets required a significant development effort on our part, particularly in terms of the procurement of new licenses and marketing privileges necessary to produce and distribute collectibles in this new marketing area. Beginning in 1999, we proceeded to obtain licenses, from Marvel for its X-Men, Spiderman and Hulk movies as well as licenses to produce products related to the Terminator 1, 2 and 3 movie series. Expanding on our plan to provide entertainment related goods; we also purchased licenses from Marvel for its comic book characters and additional licenses for the Three Stooges and Chicken Soup for the Soul (terminated December 31, 2002). We proceeded to secure more licenses including Planet of the Apes, Farscape, Stan Lee Media, Vern Troyer and Titan Motorcycle Company. Items covered by these licenses included hanging wall scrolls produced in a silk-like fabric, collector pins, sculpted items and items shown in the film such as dog tags, rings and replicas of jet airplanes. While we were successful in presenting the Company to the entertainment marketplace as a viable licensee, we made significant investments in the cost of these licenses both in terms of the down payments and, importantly, the guaranteed royalties stipulated under the license agreements. Additional investment both in dollars and human resources was also required to develop the authorized products. These expenditures taxed our financial resources placing serious limitations on our ability to deliver products in a timely fashion, a crucial requirement when consumer demand is driven by scheduled events such as movie releases. This proved to be a major factor in the decline in our revenues.

      We continued to seek a business model that would enable us to leverage our strengths in licensing and distribution of collectibles and not burden us with the financial requirements associated with product development, manufacturing and inventory. Additionally, we sought to alter our strategic direction to focus on markets that had a more mainstream profile than the entertainment industry provides. We concluded that the College affinity market, the children's market and the professional sports market were venues where we could perform in a modality that would more fully utilize our strengths and not be seriously affected by our weaknesses. We adopted this new business model and proceeded to secure business opportunities in the new target markets.

      The Company has allowed all of its licenses related to the entertainment industry lapse as we pursue the college and professional sports markets. Currently the Company has licensing agreements with the National Football
League, National Basketball Association, Arena Football League and over 25 different colleges.

                              CURRENT PRODUCT LINES

      Following the migration to entertainment related licenses, our product line is currently comprised of items principally related to our new professional sports licenses. Revenues for the current year were derived principally from the sale of products for these licenses. These include our satin wall scrolls, Fanbana's and megaphone caps. This core grouping of products provides the foundation for our catalog of goods to all four of our target markets;
entertainment,   children's,  collegiate  and  professional  sports.  We  obtain licenses within each of the target markets and produce products using the licensed images appropriate to that market. We produce our satin wall scrolls with images of Spiderman and other marvel characters for the entertainment market and also with images of mascots and school logos from colleges with whom we have licenses. By simply changing the licensed image, we are able to produce products from the core family group for all of our markets. In this manner, we have dramatically reduced the number of manufacturing resources necessary to run our business without limiting the scope of our marketplace.

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

                       SUBSEQUENT EVENTS AND DEVELOPMENTS

      In March 2005, the Company signed a licensing agreement with the NBA, which expires on September 30, 2006. The agreement includes a 12% royalty paid on sales, with a minimum royalty for the period of $25,000 that was owed upon signing the agreement.

      On May 12, 2005, we signed a licensing agreement with the Arena Football League, which expires on June 30, 2007. The agreement includes a 12% royalty paid on sales with no minimum royalty guarantees. We paid $10,000 for the rights to the license.

      On May 18, 2005, we entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of (i) $400,000 in secured convertible notes and (ii) warrants to purchase 47,368,422 shares of our common stock. This money is being used to re-new our product license with the National Football League and to produce enough quantity of NFL related products (Fanbana's, Megaphone Caps and Scrolls) to meet expected demand for the upcoming season.

      In June 2005, the Company renewed its licensing agreement with the NFL for the period April 2005 through March 2006. The agreement includes a 12% royalty paid on sales with a minimum annual royalty of $100,000, of which $30,000 was due upon signing the agreement.

      On July 7, 2005, we entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of (i) $850,000 in secured convertible notes and (ii) warrants to purchase 1,700,000 shares of our common stock. This money is being used to purchase inventory and working capital.

                                NEW OPPORTUNITIES

      Building on our revised business model, we continued to seek products whose marketability would be enhanced by the application of images, logos and other identifying symbols available through licenses we had or could obtain. We looked for product partners whose goods addressed our new target markets, the children's market, college market and the professional sports market. These sectors represent new revenue opportunities for us; the college and children's segments are renewable markets, producing a fresh group of consumers every year; licensed goods sales are extremely prevalent in children's marketing circles and typically not limited to single products; the college marketplace extends beyond that of the current student bodies and includes the alumni populations as well; the collegiate and professional sports markets are well known as popular areas for the distribution of various promotional items bearing team and sponsor company logos and slogans. Our long history and experience in the sports markets provide additional benefits to this endeavor. During the current fiscal year we entered into several relationships consistent with our new business strategy.

                               MARKETING STRATEGY

      We have expanded our marketing strategies and now produce unique collectible products for the entertainment, children's, college and professional sports markets. We market our products primarily through various distributors and independent sales organizations that collectively cover all of our markets both domestic and international. We also market our merchandise directly to consumers online through established websites such as Amazon.com and others. Our independent representatives also sell to mass merchandisers such as Target, Wal-Mart and K-Mart as well as smaller chains and independently owned stores. We are planning to market our college products through the CLP Group who will sell to college bookstores and to other on-campus retailers. Additionally, our college affinity products will be sold through retailers located around the main campuses of our licensed schools. We are not a manufacturer, but rather source our products from a wide range of manufacturing partners. As our new marketing plan is rolls out, we plan to expand our product line to include more products especially in the children's and collegiate markets.

      We do not believe we can clearly define the cash needs to stabilize and expand our business. We continue to investigate various merger and acquisition opportunities and routinely examined license opportunities. Accordingly, there may be significant variation in the range of dollars needed if any of these potential business arrangements come to fruition. In general, the fixed cost of a license, or minimum royalty, can range from $10,000 to $100,000, plus royalties earned over the minimum, and would normally cover a one, two or three-year period. While we have refocused our business model to ameliorate traditional product development and production costs, actual costs will vary depending upon the nature and type of the product to be developed and the expected revenue stream to the licensor. Our pre-production activity includes prototype and sample package and display artwork and models, all of which may go through several iterations as both we and the licensor review the samples. Historically, pre-production costs also included tooling costs, which were capitalized, and the other pre-production costs that were expensed. In the past, these pre-production costs have ranged from $5,000 to $100,000.

      As of February 28, 2005, we had accounts payable and accrued expenses of $3,807,400 and $1,517,218 in loans, notes and debentures past due or coming due within the next 12 months. We do not currently have sufficient financial resources to meet these obligations and will depend on new outside financing to satisfy our pending obligations. We also lack adequate financial resources to purchase inventory and meet all of the financial commitments necessary to enter into new product ventures, and will depend on new outside financing to further these efforts. There can be no assurance that we will be able to obtain additional adequate outside financing to purchase inventory, meet our current obligations or continue to expand our operations. We would not be able to continue at our current staffing and expense levels without additional cash from cash sales, collection of accounts receivable or additional funding.

      Further, our success in marketing products based upon motion pictures is largely dependent upon the box office success of the films. Thus, there can be no assurance that any licensing rights that we may obtain will prove profitable.

                                   COMPETITION

      Our licenses typically grant us the exclusive right to produce specific products utilizing specific images and logos so competition for our products in the marketplace is generally quite limited. We believe that direct competition for obtaining licenses in our entertainment is not a factor. We consider competition for licenses in the college and children's markets to be more significant although we have experienced good results in our initial applications to various schools. Generally, we believe we will receive licenses in most of the cases where we seek them. Historically, we experienced our most significant competition in obtaining shelf space in retail outlets for our products, however, under the new business configuration that channels our efforts and talents through partnerships and strategic relationships with other entities with existing products, the impact of competition is greatly softened and actually reduced to the level of competing for the strategic relationship rather than competing for the end-user consumer. Here, the strength of our licenses and/or product positions (as in the case of our exclusive marketing rights for the Fanbana), serve to neutralize competition and afford us a clearer path to market. This is especially true in the college market where our products will be featured in college bookstores and other on-campus retailers creating an acutely focused retail environment servicing our target consumers exclusively.

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

                              INTELLECTUAL PROPERTY

      We have several key licenses and business arrangements upon which the success of our business is dependent, including licenses with the National Football League, the National Basketball Association, the Arena Football League and a license for marketing involving the Three Stooges. The success of our college marketing initiatives is dependent on our existing school licenses as well as our ability to continue to add more schools to our portfolio of college licenses as our sales campaigns roll out. The following is a list of colleges and universities that we have existing licenses with and the license expiration date:

         School                     License Expiration Date
         ---------------            ------------------------
         Univ of Memphis            June 30, 2006
         Brigham Young              June 30, 2006
         Notre Dame                 June 30, 2006
         Arkansas State             June 30, 2006
         Arizona State              March 31, 2006
         Univ of Connecticut        June 30, 2006
         Duke                       June 30, 2006
         Univ of Iowa               April 16, 2006
         Iowa State                 December 31, 2006
         Louisiana State            June 30, 2006
         Univ of Maryland           June 30, 2006
         Univ of Miami              June 30, 2006
         Michigan State             December 31, 2006
         Michigan                   December 31, 2006
         Mississippi State          June 30, 2006
         Univ of N Carolina         June 30, 2006
         Ohio State                 June 30, 2006
         Oklahoma                   June 30, 2006
         Oklahoma State             June 30, 2006
         Oregon                     June 30, 2006
         Richmond                   March 31, 2006
         Texas A & M                March 31, 2006
         Villanova                  June 30, 2006
         Virginia                   June 30, 2006
         Virginia Tech              July 1, 2006
         Wake Forest                March 31, 2006
         West Virginia              June 30, 2006

Employees

      As of July 1, 2005, we had five full time employees, of which two are management; two are marketing and one shipping and delivery. In addition, we had one part time employee and three independent consultants. We consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

      Our executive and principal administrative offices are located at 1600 Lower State Road, Doylestown, Pennsylvania 18901, where we currently lease approximately 2,600 square feet of office space. We renewed the lease for an additional five years, expiring in September 2009. The monthly rental payments under the lease are $2,000 in 2005, with annual increases of $960. We believe that our leased property is sufficient for our current and immediately foreseeable operating needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                            MARKET FOR COMMON EQUITY

      Our common stock trades on the Over-the-Counter Bulletin Board under the symbol "CCGI."

      For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                             Low($)    High($)
                             ------    -------
2004
First Quarter                 0.01       0.02
Second Quarter                0.01       0.01
Third Quarter                 0.01       0.01
Fourth Quarter                0.01       0.01

2005
First Quarter                 0.01       0.01
Second Quarter                0.01       0.01
Third Quarter                 0.01       0.01
Fourth Quarter                0.01       0.01

2006
First Quarter                 0.01       0.01
Second Quarter (1)            0.01       0.01

(1) As of July 27, 2005

      As of July 29, 2005, management believes there to be approximately 946 holders of record of our common stock.

Dividend Policy

      We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Recent Sales Of Unregistered Securities

      On November 3, 2004, we issued 20,000,000 shares of our common stock to one investor in exchange for the retirement of $60,000 in loans payable.

      On November 30, 2004, we issued 20,000,000 shares of our common stock to one investor in exchange for the retirement of $40,000 in loans payable.

      On December 8, 2004, we issued 9,900,000 shares of our common stock to three investors in exchange for the retirement of $19,800 in convertible notes.

      On February 1, 2005, we issued 5,000,000 shares of our common stock to one investor in exchange for the retirement of $10,000 in loans payable.

      On February 9, 2005, we issued 2,000,000 shares of our common stock to one investor in exchange for the retirement of $4,000 in loans payable.

      On February 16, 2005, we issued 10,000,000 shares of our common stock to one investor in exchange for the retirement of $20,000 in loans payable.

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

      In July of 2004, our Stories for Heroes audio book of Arthur children's stories were released for distribution in a pre-launch campaign on Amazon.com. CCGI partnered with 212 Media Group to manage the manufacturing, marketing and distribution of the audio book. The CD itself is an enhanced audio CD that features stories, pictures, music and games for children, parents and teachers. Celebrity readers include Clay Aiken, Kelly Ripa and Kevin Bacon.

      On July 19, 2004, we entered into an exclusive licensing agreement with Dimensional Products & Imaging, Inc.(DPI), to develop and market unique print products using DPI's Vertical D TM dimensional imaging.

      In July 2004, one of our largest distributors, the CLP Group, Inc. succeeded in obtaining approval from McDonald's fast food chain as an approved vendor of our Fanbana product line. This is an important achievement inasmuch as approval as a McDonald's vendor involves close scrutiny and clears the path for sales to this huge international chain. CLP is actively engaged in selling our Fanbana's with various college logos to several hundred McDonald's stores in the southeastern and southwestern USA.

      On September 17, 2004, we signed an agreement with the NFL for a license and we were granted permission to produce and sell our products for all 32 NFL teams.

      In September 2004, NFL great Joe Theismann joined CCGI as an advisor and consultant.

      On February 28, 2005, the Company sold a 2.5% interest in its future revenues generated under each of its National Football League ("NFL") license
(2005), its National Basketball Association ("NBA") license in 2005-2006 and any future license in 2006 with Major League Baseball ("MLB"), if obtained. The agreement included a clause that would extend the partial sale of revenues to an additional year of sales under the NFL license, should the Company be unsuccessful in obtaining the MLB license.

      During the year ended February 28, 2005, the Company successfully signed licensing agreements with over 25 different colleges, which include Notre Dame, The Ohio State University, University of Miami and University of Southern California. The Company also signed a licensing agreement with the National Basketball Association in February 2005. The Company is also pursuing more collegiate licenses.

      Sales for the twelve months ended February 28, 2005 were comprised primarily of products offered with our National Football League License and College Licenses. Additional revenues were also produced from the sale of products related to our Marvel, Three Stooges and Terminator license and a special order of Nurse Dana scrolls. In addition to income from traditional sources, revenue was generated from Internet sales through e-bay. The timely availability of product samples has become a critical element in the ability to successfully obtain orders from distributors and especially retailers who prepare product sales plans (plan-o-gram) at least six months in advance. Consumer demand for these products is most often driven directly by the initial start of a sports season and followed later by the success of individual teams. Consequently, we have missed the window of opportunity afforded us by certain of our licenses. We are constantly seeking to remedy this serious problem by raising additional working capital and, most importantly, by seeking new sourcing for our principal products that can produce samples in a timely and cost effective way to support the sales efforts.

      Cost of sales for the twelve months ended February 28, 2005 were comprised of costs associated with the sale of the products related to the National
Football League License and College Licenses. These products are contract manufactured for us by both domestic and foreign companies to specifications developed by us and approved by the various licensors. We do not feel this places us at risk for filling future orders on a timely basis because we have developed relationships with alternate suppliers for most of our products. This is especially evidenced by the arrangement with Maxim Logistics who will be our principal provider of Satin Scrolls, one of our leading products. Several of our manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs we would incur if the product was first shipped to our location. We also feel we are not at risk for any currency fluctuations in our dealing with our foreign manufacturers since all orders are based on U.S. dollars and we do not have any long term purchase commitments.

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

      The amount and timing of the revenue generated from the sales of our professional sports and collegiate licenses related products are more predictable then the entertainment related products we concentrated on in the past. As these sales grow our revenues and net income may fluctuate significantly between comparable periods. Additionally, since our inception, we have experienced significant operating and net losses that we have been able to fund by obtaining private capital. Until we achieve significant sales, we do not know when we will generate income from operations and if we will be able to raise sufficient capital necessary to fund future operations.

      As of the fiscal year ended February 28, 2005, we had an accumulated deficit of $ 21,858,769. This deficit arose from operating losses and not any particular transaction or transactions. We have not generated sufficient revenues to meet our operating expenses. As a result, there is substantial doubt about our ability to continue as a going concern.

Twelve Months Ended February 28, 2005 compared to Twelve Months Ended February 29, 2004.

      Net revenue for the twelve months ended February 28 2005 was $679,682 and primarily consisted of sales of professional and collegiate sports related products, X-Men products, Marvel Character products, promotional Fanbana sales and e-Bay Internet sales. Sales from X-Men and Marvel Character products were sell-offs of merchandise remaining under licenses that previously expired and future sales from these products are not expected. Net revenue for the twelve months ended February 29, 2004 was $117,816 and primarily consisted of sales of X-Men products, Terminator products, Marvel Character products, E-Bay Internet sales and a Special Ninja scroll sale.

      Cost of sales for the twelve months ended February 28, 2005 increased by $459,276 from the twelve months ended February 29, 2004. This increase was mainly attributable to the increase in product sales of promotional Fanbana's and products related to our National Football League and Collegiate licenses. Cost of sales as a percentage of revenues decreased to 87.9% for the twelve months ended February 28, 2005 as compared to 117% for the same period last year.

      Selling, general and administrative expenses for the twelve months ended February 28, 2005 increased to $1,289,910 from $1,266,228 for the same period the previous year. For the twelve months ended February 28, 2005 and February 29, 2004 the services obtained through the issuance of stock included internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of $186,209 and $412,975 respectively. As previously mentioned, we incur charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the twelve months ended February 28, 2005, we incurred charges relating to the costs of producing the samples as well as the related package design of $44,952 versus charges of $36,975 for the same period the previous year.

      We incurred interest expense of $749,747 for the twelve months ended February 28, 2005 as compared to $469,150 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the Emerging Issues Task Force Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $487,500 and $268,750 of interest expense respectively for the twelve months ended February 28, 2005 and February 29, 2004, respectively.

      As a result of the above, we had a net loss of $1,680,968 for the twelve months ended February 28, 2005 as compared to a net loss of $1,322,823 for the same period last year.

Liquidity and Capital Resources

      As of February 28, 2005, we had a working capital deficiency of $5,105,539. The working capital deficit as of February 28, 2005 is a direct result of the unprofitable operations for prior years as well as for the past twelve months ended February 28, 2005 that resulted in cash used in operating activities of $735,665. We had an ending cash balance of $1,040 at February 28, 2005. As such, we will have to raise additional capital within the next twelve months.

      We have financed our losses through private sales of equity and debt securities and the issuance of stock for services. During the twelve months ended February 28, 2005, we received the following capital infusions: $735,000 from issuance of secured convertible debentures and $1,612 (net of repayments) from other borrowings. Additionally, during this period, we received notices requesting conversion from the holders of demand notes, convertible debentures and accrued interest in the aggregate amount of $282,070. These instruments were converted into 226,991,973 shares of common stock.

      As of February 28, 2005, we had $506,098 in outstanding notes and loans payable, (of which $4,297 is due to related parties) $127,300 in convertible subordinated debentures and $1,580,695 in outstanding convertible secured debentures. As of February 28, 2005, we had $1,569,467 in accounts payable and $2,237,933 in accrued expenses, accrued payroll, accrued royalties and related taxes. (Some of the accrued expenses are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. We are currently making payments on our current federal payroll tax obligations as well as monthly payments for these prior obligations). We have been able to operate based on deferring vendor and employee payments, deferring interest and debt repayments and obtaining additional borrowings and proceeds from equity. However, there is no guarantee that we will continue to be successful with respect to these actions. Furthermore, there can be no assurances that we will be able to obtain the necessary funding to finance our operations or grow revenue in sufficient amounts to fund our operating expenses.

      Our independent auditors have issued a going concern paragraph in their opinion on our consolidated financial statements that states there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.

      In May 2000, we issued $400,000 in secured convertible debentures. The debentures have a 10% coupon and matured in April 2001. Conversions to common stock are at the lower of $0.04 or a 75% discount from the lowest bid price over the 30 days preceding conversion. The debentures are in default.

      On May 28, 2002, we issued $75,000 in secured convertible debentures. The debentures have a 12% coupon and matured July 2003. Conversions to common stock are at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The debentures are in default.

      On November 26, 2002 we issued $250,000 in secured convertible debentures. The debentures have a 15% coupon and matured one year from date of issuance. Conversions to common stock are at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The debentures are in default.

      On May 13, 2003 we issued $25,000 in secured convertible debentures. The debentures have a 15% coupon and matured one year from date of issuance. Conversions to common stock are at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The debentures are in default.

      On June 20, 2003 we issued $25,000 in secured convertible debentures. The debentures have a 15% coupon and matured one year from date of issuance. Conversions to common stock are at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The debentures are in default.

      On July 23, 2003 we issued $25,000 in secured convertible debentures. The debentures have a 15% coupon and matured one year from date of issuance. Conversions to common stock are at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The debentures are in default.

      On November 14, 2003 we issued $50,000 in secured convertible debentures. The debentures have a 15% coupon and matured one year from date of issuance. Conversions to common stock are at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The debentures are in default.

      On January 13, 2004 we issued $50,000 in secured convertible debentures. The debentures have a 15% coupon and matured one year from date of issuance. Conversions to common stock are at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The debentures are in default.

      On February 13, 2004 we issued $25,000 in secured convertible debentures. The debentures have a 15% coupon and matured one year from date of issuance. Conversions to common stock are at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The debentures are in default.

      On March 16, 2004, we issued $100,000 in secured convertible debentures. The debentures have a 15% coupon and matured one year from date of issuance. Conversions to common stock are at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The debentures are in default.

      On May 28, 2004, we issued $550,000 in secured convertible debentures. The debentures have a 15% coupon and mature two years from date of issuance. Conversions to common stock are at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The debentures are in default.

      On September 30, 2004, we issued $250,000 in secured convertible debentures. The debentures have a 15% coupon and mature two years from date of issuance. Conversions to common stock are at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The debentures are in default.

      On May 18, 2005, we issued $400,000 in secured convertible debentures. The debentures have a 15% coupon and mature three years from date of issuance. Conversions to common stock are at the lower of $0.016 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The debentures are in default.

      On July 7, 2005, we issued $850,000 in secured convertible debentures. The debentures have a 15% coupon and mature three years from date of issuance. Conversions to common stock are at the lower of $0.016 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion.

      An event of default has occurred regarding all of the above listed secured convertible debentures, except for the secured convertible debentures issued July 7, 2005. As a result of this default, we are obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. We do not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed us that they do not intend to take any action at this time due to the default. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property.

      In August 2001, we issued $71,800 in subordinated convertible debentures. The debentures have a 12% coupon and mature one year from date of issuance. Conversions to common stock are at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The debentures are in default.

      In May 2004, we issued $65,500 in subordinated convertible debentures. The debentures have a 12% coupon and mature one year from date of issuance. Conversions to common stock are at a price of $.001 per share of common stock. Conversions of any interest on the debentures are at current market price. On September 1, 2004, $10,000 of the note, and $1,200 in interest were converted into 11,428,571 shares of common stock. The debentures are in default.

      The Company currently does not have a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible secured debentures in the Company's common stock. The Company is working on rectifying the situation. The provisions of the debt instruments call for a 24% penalty on the amount of debt owed if a noteholder attempts to convert and there are not enough authorized shares available. The secured convertible debenture holders have informed us that they have not and do not intend to convert any of their debt at this time. Therefore, no accrual for the penalty has been made at February 28, 2005. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture.

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

      Revenue Recognition: We recognize revenues in accordance with Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements (SAB 104). We develop and sell collectibles in the entertainment and sports markets. Revenue from such product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. At this time the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally when the goods are shipped and all significant obligations of the Company have been satisfied.

      Accounts Receivable: We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of February 28, 2005, we had an allowance for bad debts of $40,587. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

      Realizability of Inventory Values: We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. As of February 28, 2005, we had no inventory on hand.

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

      SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is a mandatory redeemable share, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and a forward purchase contract, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

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

      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing to require items such as idle facility costs, excessive spoilage, double freight and handling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for the Company in the quarter ended May 31, 2006. The Company believes that the adoption of SFAS No. 151 is not expected to have significant effect on the Company's financial statements.

      In December 2004, the FASB issued SFAS No.153, "Exchanges of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29. The guidance in APB Opinion No.29, "Accounting for Non-monetary Transactions" is based on the principle that exchanges of non-monetary assets should be measured based on value of the assets exchanged. APB 29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 153 will have a material effect on its financial position or results of operations.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting or and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition.

      We do not expect the adoption of these pronouncements to have a material impact on our consolidated financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

                        COLLECTIBLE CONCEPTS GROUP, INC.
                                AND SUBSIDIARIES


                                    CONTENTS

----------- ----------- --------------------------------------------------------
PAGE        F-1         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

----------- ----------- --------------------------------------------------------
PAGE        F-2         CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28,2005

----------- ----------- --------------------------------------------------------
PAGE        F-3         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
                          ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

----------- ----------- --------------------------------------------------------
PAGE        F-4-5       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                          DEFICIENCY FOR THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

----------- ----------- --------------------------------------------------------
PAGE        F-6         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
                          ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

----------- ----------- --------------------------------------------------------
PAGE        F-7-29      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                          FEBRUARY 28, 2005

----------- ----------- --------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors of: Collectible Concepts Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Collectible Concepts Group, Inc. and Subsidiaries (the "Company"), as of February 28, 2005 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years ended February 28, 2005 and February 29, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Collectible Concepts Group, Inc. and Subsidiaries as of February 28, 2005, and the results of their operations and their cash flows for the years ended February 28, 2005 and February 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's working capital deficiency of $5,105,539, shareholders' deficiency of $5,791,869, net loss of $1,680,968 and net cash used in operations of $735,665 raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.
Boca Raton, Florida
June 6, 2005

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF FEBRUARY 28, 2005

                                     ASSETS
CURRENT ASSETS
Cash                                                                                                      $      1,040
Accounts receivable, net of allowance for doubtful accounts of $40,587                                         216,794
Loan receivable                                                                                                  1,245
                                                                                                          ------------
Total Current Assets                                                                                           219,079
                                                                                                          ------------

PROPERTY AND EQUIPMENT, NET                                                                                      6,045
                                                                                                          ------------

OTHER ASSETS
Trademarks                                                                                                       1,300
Security deposits                                                                                                3,200
                                                                                                          ------------
Total Other Assets                                                                                               4,500
                                                                                                          ------------

TOTAL ASSETS                                                                                              $    229,624
                                                                                                          ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                                                          $  1,569,467
Accrued expenses                                                                                             1,491,972
Accrued expenses - related parties                                                                             745,961
Convertible secured debentures, current portion                                                                883,820
Notes and loans payable                                                                                        501,801
Loans payable - related parties                                                                                  4,297
Convertible subordinated debentures                                                                            127,300
                                                                                                          ------------
Total Current Liabilities                                                                                    5,324,618

Convertible secured debentures, long term portion                                                              696,875
                                                                                                          ------------

TOTAL LIABILITIES                                                                                            6,021,493
                                                                                                          ------------

COMMITMENTS AND CONTINGENCIES                                                                                     --

SHAREHOLDERS' DEFICIENCY
Common stock, $.001 par value, 700,000,000 shares authorized, 699,695,037 shares issued and outstanding        699,694
Common stock to be issued (7,162,036 shares)                                                                    24,802
Additional paid-in capital                                                                                  15,873,654
Deferred equity based expense                                                                                 (531,250)
Accumulated deficit                                                                                        (21,858,769)
                                                                                                          ------------
Total Shareholders' Deficiency                                                                              (5,791,869)
                                                                                                          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                                            $    229,624
                                                                                                          ============


           See accompanying notes to consolidated financial statements
                                       F-2

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                                                                     2005             2004
                                                                            -------------    -------------
NET SALES                                                                   $     679,682    $     117,816

COST OF SALES                                                                     597,767          138,491
                                                                            -------------    -------------

GROSS PROFIT (LOSS)                                                                81,915          (20,675)

OPERATING EXPENSES
Selling, general and administrative                                             1,289,910        1,266,228
                                                                            -------------    -------------

LOSS FROM OPERATIONS                                                           (1,207,995)      (1,286,903)
                                                                            -------------    -------------

OTHER INCOME (EXPENSE)
Consulting income                                                                  35,709           25,858
Other income                                                                       21,454             --
Interest income                                                                      --                 10
Interest expense                                                                 (749,747)        (469,150)
Gain on forgiveness of debt                                                       129,111          190,000
Royalties income                                                                   90,500             --
Gain on settlement of debt and interest                                              --            217,362
                                                                            -------------    -------------
Total Other Income (Expense)                                                     (472,973)         (35,920)
                                                                            -------------    -------------

LOSS BEFORE TAX PROVISION                                                      (1,680,968)      (1,322,823)
INCOME TAX PROVISION                                                                 --               --
                                                                            -------------    -------------

NET LOSS                                                                    $  (1,680,968)   $  (1,322,823)
                                                                            =============    =============


BASIC AND DILUTED LOSS PER SHARE                                            $        --      $       (0.01)
                                                                            =============    =============

WEIGHTED AVERAGE SHARES USED IN NET LOSS CALCULATIONS - BASIC AND DILUTED     555,933,697      244,167,988
                                                                            =============    =============

           See accompanying notes to consolidated financial statements
                                       F-3


                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
           FOR THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                                                                         Common Stock
                                                          Common Stock                     To be issued
                                                       Shares         Amount         Shares          Amount
--------------------------------------------------------------------------------------------------------------
Balance, February 28, 2003                         99,400,121   $     99,400      1,524,506    $     10,374
Common stock issued for cash                        9,714,286          9,714           --              --
Common stock issued for services rendered         144,275,000        144,275           --              --
Common stock to be issued per anti-dilution
        provision                                        --             --        5,338,493          13,519
Settlement of accrued expenses                           --             --        1,184,000           2,368
Conversions of convertible secured debentures
        to common stock                            58,993,857         58,994           --              --
Conversions of notes and loans payable to
        common stock                              109,916,700        109,916      2,016,000           4,032
Beneficial conversion on convertible debentures          --             --             --              --
Amortization of deferred equity based expense            --             --             --              --
Issuance of options and warrants                         --             --             --              --
Net loss, year ended February 29, 2004                   --             --             --              --
                                                 ------------   ------------   ------------    ------------

Balance February 29, 2004                         422,299,964   $    422,299     10,062,999    $     30,293
                                                  ============    ============    ============    =============

                                                              Additional              Deferred
                                                               Paid-In             Equity-Based    Accumulated
                                                       Capital         Expense         Deficit           Total
--------------------------------------------------------------------------------------------------------------
Balance, February 28, 2003                        $ 14,396,576    $   (187,500)   $(18,854,978)   $ (4,536,128)
Common stock issued for cash                             7,286            --              --            17,000
Common stock issued for services rendered              268,700            --              --           412,975
Common stock to be issued per anti-dilution
        provision                                      (13,519)           --              --              --
Settlement of accrued expenses                            --              --              --             2,368
Conversions of convertible secured debentures
        to common stock                                (26,010)           --              --            32,984
Conversions of notes and loans payable to
        common stock                                   (64,916)           --              --            49,032
Beneficial conversion on convertible debentures        200,000        (200,000)           --              --
Amortization of deferred equity based expense             --           268,750            --           268,750
Issuance of options and warrants                        20,622            --              --            20,622
Net loss, year ended February 29, 2004                    --              --        (1,322,823)     (1,322,823)
                                                  ------------    ------------    ------------    ------------

Balance February 29, 2004                         $ 14,788,739    ($   118,750)   ($20,177,801)   ($ 5,055,220)
                                                  ============    ============    ============    =============

           See accompanying notes to consolidated financial statements
                                      F-4

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
           FOR THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                                                                            Common Stock
                                                             Common Stock                   To be issued
                                                        Shares          Amount          Shares          Amount
                                                    ------------    ------------    ------------    ------------
Balance February 29, 2004                            422,299,964    $    422,299      10,062,999    $     30,293
Common stock issued for services                      59,103,100          59,103            --              --
Common stock issued for financing                      5,000,000           5,000           5,000          10,000
Common stock to be issued per anti-dilution
provision                                                   --              --         4,399,037           9,109
Common stock issued per anti-duliution provision       7,300,000           7,300      (7,300,000)        (14,600)
Beneficial conversion on convertible debentures             --              --              --              --
Amortization of deferred equity based expense               --              --              --              --
Acquisition of treasury stock from CEO               (21,000,000)        (21,000)           --              --
Conversion of convertible secured debentures to
common stock                                         138,563,402         138,563            --              --
Conversion of convertible subordinated debentures
and accrued interest to common stock                  11,428,571          11,429            --              --
Conversion of notes and loans payable and accrued
interest to common stock                              77,000,000          77,000            --              --
Issuance of options and warrants for services
rendered and interest expense                               --              --              --              --
Net loss, year ended February 28, 2005                      --              --              --              --
                                                    ------------    ------------    ------------    ------------

Balance February 28,2005                             699,695,037    $    699,694       7,162,036    $     24,802
                                                    ============    ============    ============    ============

                                                      Additional      Deferred
                                                       Paid-In      Equity-Based    Accumulated
                                                       Capital         Expense         Deficit           Total
                                                    ------------    ------------    ------------    ------------
Balance February 29, 2004                           $ 14,788,739    $   (118,750)   $(20,177,801)   $ (5,055,220)
Common stock issued for services                         117,106            --              --           176,209
Common stock issued for financing
Common stock to be issued per anti-dilution
provision                                                 (9,109)           --              --              --
Common stock issued per anti-duliution provision           7,300            --              --              --
Beneficial conversion on convertible debentures          900,000        (900,000)           --              --
Amortization of deferred equity based expense               --           487,500            --           487,500
Acquisition of treasury stock from CEO                   (21,000)           --              --           (42,000)
Conversion of convertible secured debentures to
common stock                                             (62,668)           --              --            75,895
Conversion of convertible subordinated debentures
and accrued interest to common stock                        (229)           --              --            11,200
Conversion of notes and loans payable and accrued
interest to common stock                                 117,975            --              --           194,975
Issuance of options and warrants for services
rendered and interest expense                             30,540            --              --            30,540
Net loss, year ended February 28, 2005                      --              --        (1,680,968)     (1,680,968)
                                                    ------------    ------------    ------------    ------------

Balance February 28,2005                            $ 15,873,654    $   (531,250)   $(21,858,769)   $ (5,791,869)
                                                    ============    ============    ============    ============

           See accompanying notes to consolidated financial statements
                                       F-5

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                                        2005           2004
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $(1,680,968)   $(1,322,823)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation                                          14,788         17,085
Allowance for bad debt expense                        40,587           --
Common stock and options issued for services
rendered and financing                               185,146        427,559
Issuance of warrants for interest expense             31,603          6,038
Amortization of deferred equity based expense        487,500        268,750
(Gain) loss on settlement of debt and interest          --         (217,362)
Gain on forgiveness of debt                         (129,111)      (190,000)
Amortization of interest                              61,875
Changes in operating assets and liabilities:
Accounts receivable                                 (254,579)           710
Loan Receivable                                       (1,245)          --
Inventories                                             --           23,270
Accounts payable and accrued expenses                508,739        640,426
                                                 -----------    -----------
Net Cash Used in Operating Activities               (735,665)      (346,347)
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                   --             --
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible
secured debentures                                   735,000        200,000
Proceeds from issuance of convertible
subordinated debentures                                 --           65,500
Proceeds from issuance of common stock                  --           17,000
Repayment of notes and loans payable                (131,430)        (5,057)
Proceeds from notes and loans payable                240,189         90,000
Repayment of notes payable - related parties        (154,277)       (65,392)
Proceeds from notes payable - related parties         47,130         37,789
                                                 -----------    -----------
Net Cash Provided By Financing Activities            736,612        339,840
                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH                          947         (6,507)

CASH - BEGINNING OF YEAR                                  93          6,600
                                                 -----------    -----------

CASH - END OF YEAR                               $     1,040    $        93
                                                 ===========    ===========

           See accompanying notes to consolidated financial statements
                                      F-6

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


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

      (F) Inventories

      Merchandise inventories were previously valued at lower of cost or market on the first in, first out (FIFO) method. As of February 28, 2005 the Company produces products once it has confirmed orders and does not carry inventory.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005

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

      (I) Loss Per Share

      The Company follows Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share". Basic and fully diluted loss per share amounts are computed based on net loss and divided by the weighted average number of common shares outstanding. The assumed conversion of convertible debt into 3,097,253,333 common shares in 2005 and 1,383,148,293 common shares in 2004 and the exercise of outstanding options and warrants to purchase 21,203,886 common shares in 2005 and 6,311,029 common shares in 2004 were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for all periods presented. As of February 28, 2005 the Company does not have enough common shares available to convert all the eligible debt to shares if the debt holders elected to convert all of their notes and to issue common shares, if all of the options and warrants were to be exercised. The Company and its attorney are currently working on the necessary actions to increase the number of authorized common shares.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


      (K) Advertising Expense

      The Company participates in various advertising programs. All costs related to advertising are expensed in the period incurred. Advertising expense amounted to approximately $8,680 and $0 for the fiscal years ended February 28, 2005 and February 29, 2004, respectively.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


      (N) Reclassifications

      Certain items from prior year have been reclassified to conform to the current year presentation.

      (O) Segments

      The Company applies Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprises and Related Interpretation." The Company operates in one segment and therefore segment information is not presented.

      (P) Shipping and Handling Fees

      The Company includes shipping and handling fees billed to customers as revenue and the related costs as cost of sales. Such fees and costs are primarily comprised of outbound freight. Included in revenues in the accompanying consolidated statements of income are shipping and handling fees of $1,388 and $334 for the years ended February 28, 2005 and February 29, 2004, respectively.

      (Q) Recent Accounting Pronouncements

      In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46(R) addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


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

      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing to require items such as idle facility costs, excessive spoilage, double freight and handling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for the Company in the quarter ended May 31, 2006. The Company believes that the adoption of SFAS No. 151 is not expected to have significant effect on the Company's financial statements.

      In December 2004, the FASB issued SFAS No.153, "Exchanges of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No.
      29. The guidance in APB Opinion No.29, "Accounting for Non-monetary Transactions" is based on the principle that exchanges of non-monetary assets should be measured based on value of the assets exchanged. APB 29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 153 will have a material effect on its financial position or results of operations.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition. Management does not expect the adoption of these pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


NOTE  2 GOING CONCERN

      The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the year ended February 28, 2005, the Company had a working capital deficiency of $5,105,539, a shareholders' deficiency of $5,791,869, a net loss of $1,680,968 and net cash used in operations of $735,665. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain convertible secured and convertible subordinated debentures, and notes and loans payables. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE  3 PROPERTY AND EQUIPMENT

      As of February 28, 2005, property and equipment consisted of the following:

      Computer and Office Equipment       $           126,179
      Accumulated Depreciation                       (120,134)
                                             ----------------

      Property and Equipment, net         $             6,045
                                             ================

      Depreciation expense amounted to $14,788 and $17,085 for the years ended February 28, 2005 and February 29, 2004, respectively.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


NOTE  4 ACCRUED EXPENSES

      As of February 28, 2005, accrued expenses consisted of the following:

      Accrued interest, of which $76,636 is
        due to related party                       $           623,411
      Accrued payroll and payroll taxes - other                330,517
      Accrued royalties                                        238,969
      Other miscellaneous accrued expenses                     299,075
                                                      ----------------

      Accrued Expenses                             $         1,491,972
                                                      ================

NOTE  5 CONVERTIBLE SECURED DEBENTURES

      On September 30, 2004 the Company issued $250,000 of convertible secured debentures to a group of investors. These debentures mature on September 30, 2006 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $250,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $62,500 was amortized to expense during the year ended February 28, 2005 and $187,500 remains deferred as of February 28, 2005. Additionally, the Company issued warrants to purchase 1,500,000 shares of common stock having a fair value of $710, which was expensed during the year ended February 28, 2005.

      On May 28, 2004 the Company issued $550,000 of convertible secured debentures to a group of investors. These debentures mature on May 28, 2006 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $550,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $206,250 was amortized to expense during the year ended February 28, 2005 and $343,750 remains deferred as of February 28, 2005. In addition, there was a $165,000 discount taken on the debenture which is being amortized over its two year life. Of this amount $61,875 was amortized to interest expense during the year ended February 28, 2005 and $103,125 remains deferred as of February 28, 2005. Additionally, the Company issued warrants to purchase 1,650,000 shares of common stock having a fair value of $2,301, which was expensed during the year ended February 28, 2005.

      On March 17, 2004 the Company issued $100,000 of convertible secured debentures to a group of investors. These debentures mature on March 17, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $100,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $100,000 was amortized to expense during the year ended February 28, 2005 and $0 remains deferred as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


      On February 20, 2004 the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on February 20, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $25,000 was amortized to expense during the year ended February 28, 2005 and $0 remains deferred as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

      On January 13, 2004 the Company issued $50,000 of convertible secured debentures to a group of investors. These debentures mature on January 13, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $50,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $37,500 and $12,500 was amortized to expense during the years ended February 28, 2005 and February 29, 2004 and $0 remains deferred as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

      On November 17, 2003, the Company issued $50,000 of convertible secured debentures to a group of investors. These debentures mature on November 17, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $50,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $37,500 and $12,500 was amortized to expense during the years ended February 28, 2005 and February 29, 2004 and $0 remains deferred as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

      On July 18, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on July 18, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $6,250 and $18,750 was amortized to expense during the years ended February 28, 2005 and February 29, 2004 and $0 remains deferred as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


      On June 25, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on June 25, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $6,250 and $18,750 was amortized to expense during the years ended February 28, 2005 and February 29, 2004 and $0 remains deferred as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

      On May 13, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures mature on May 13, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $6,250 and $18,750 was amortized to expense during the years ended February 28, 2005 and February 29, 2004 and $0 remains deferred as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


In May 2000, the Company issued $400,000 of secured convertible debentures to a group of investors. These debentures matured in April 2001, are secured by substantially all of the Company's assets and bear interest at 10% per annum, payable quarterly; the debentures are convertible into common stock at any time at the holder's option at the lesser of $2.80 or 50% of market value (the debt discount of $65,000 assigned to this beneficial conversion feature was recorded as additional paid-in capital and the debt discount was amortized as interest expense in the quarter ended May 31, 2000 because the debentures are convertible at any time at the holder's option); the debentures also have warrants to purchase 57,143 shares of common stock at 110% of the market value on the closing date - the warrants have a five-year life and are exercisable immediately (using an option pricing model, the warrants were valued at $280,000 using the following assumptions: no expected payment of dividends, expected lives of warrants of three years, a risk free rate of 6.5% and a volatility of 75%). The $280,000 was recorded as additional paid-in capital and the debt discount was amortized to interest expense over the term of the related debentures. As of February 28, 2002, the debt discount had been fully amortized. The debenture holders also have certain rights in the event the Company files a registration statement. The Company was not able to complete an effective registration statement within 150 days of the debenture sale. As a result, the Company is in default of the debenture agreement. During fiscal 2005, $75,895 of convertible secured debentures was converted into 138,563,402 shares of common stock (See Note 8). As of the date of this report, $258,820 of these debentures are still unpaid and in default.

The principal amount $883,820 of the secured convertible notes are due upon a default under the terms of secured convertible notes. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of a written demand by the investors, which will include the common stock underlying the secured convertible notes and the warrants. If the registration statement is not filed within 30 days of receipt of a written demand by the investors or if the registration statement is not declared effective within 90 days from the date of filing, we are required to pay liquidated damages to the investors. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares or cash, at the election of the investors, in an amount equal to 3% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The Company currently does not have a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible secured debentures into the Company's common stock. The Company is working on rectifying the situation. The provisions of the debt instruments call for a 24% penalty on the amount of debt a noteholder attempts to convert and there are not

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


enough authorized shares available. The secured convertible debenture holders have informed us that they have not and do not intend to convert any of their debt until the number of authorized shares is increased. Therefore, no accrual for the penalty has been made at February 28, 2005. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debentures.

      The following schedule reflects convertible secured debentures as of February 28, 2005 (in order of due date):

       10% convertible secured debentures, due April 2001
       (net of conversions) (A)                                   $      258,820

       12% convertible secured debentures, due July 2003 (A)              75,000

       15% convertible secured debentures, due November 2003 (A)         250,000

       15% convertible secured debentures, due May 2004 (A)               25,000

       15% convertible secured debentures, due June 2004 (A)              25,000

       15% convertible secured debentures, due July 2004 (A)              25,000

       15% convertible secured debentures, due November 2004 (A)          50,000

       15% convertible secured debentures, due January 2005 (A)           50,000

       15% convertible secured debentures, due February 2005 (A)          25,000

       15% convertible secured debentures, due March 2005  (A)           100,000

       15% convertible secured  debentures,  due May 2006, net
        (See Subsequent Event Note 14)                                   446,875


       15% convertible secured debentures, due September 2006            250,000
                                                                    ------------

       Total                                                           1,580,695

       less current portion                                             883,820
                                                                    ------------

       Long term portion                                          $      696,875
                                                                    ============
(A) In default as of the date of this report

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


NOTE  6 NOTES AND LOANS PAYABLE

      As of February 28, 2005, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures February 28, 2006. The balance of the notes and loans payable, with the exception of the auto loan in the amount of $6,583, are in default and remain unpaid as of February 28, 2005.

      During the year ended February 28, 2005 and February 29, 2004, the note and loan holders converted notes and loans payable in the amount of $151,500 and $45,000 and accrued interest of $43,475 and $0 into 77,000,000 and 109,916,700 common shares based upon stated conversion prices or negotiated conversion prices (See Note 8). Due to these conversions, the Company realized a gain of $0 for the year ended February 28, 2005, and $136,998 for the year ended February 29, 2004, as the negotiated converted price was more than the fair market value of the Company's common stock on the date of the conversion for the year ended February 29, 2004.

      During the year ended February 28, 2005, one of our note holders forgave $115,000 of the $165,000 owed to him leaving a balance outstanding of $50,000.

      The Company has loans payable of $4,297, which are included as loans payable - related parties in the accompanying consolidated balance sheet, due to various related parties as of February 28, 2005. During the year ended February 28, 2005, the Company recorded interest expense of $1,921 relating to loans from its president and other related parties and $76,636 in accrued interest was payable relating to these loans as of February 28, 2005, which is included in accrued expenses in the accompanying consolidated balance sheet (See Notes 4 and 12).

      During the year ended February 28, 2005, the Company borrowed and repaid a note payable for $2,500 from one note holder. Additionally, the Company issued 500,000 shares of common stock having a fair value of $1,500, which was expensed during the year ended February 28, 2005.

      During the year ended February 28, 2005, the Company borrowed and repaid a note payable for $15,000 from one note holder. Additionally, the Company issued 3,000,000 shares of common stock having a fair value of $9,000, which was expensed during the year ended February 28, 2005.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


      During the year ended February 28, 2005, the Company borrowed and repaid a note payable for $15,000 from one note holder. Additionally, the Company issued 5,000,000 shares of common stock having a fair value of $10,000, which was expensed during the year ended February 28, 2005. The Company also issued warrants to purchase 5,000,000 shares of common stock having a fair value of $13,371, of which $5,000 was expensed during the year ended February 28, 2005 as the total expense related to common stock and warrants issued is limited to the value of the note.

      During the year ended February 29, 2004, the Company borrowed and repaid a note payable for $40,000 from two note holders. Additionally, the Company issued 15,000,000 shares of common stock having a fair value of $44,000, of which $ 40,000 was expensed during the year ended February 28, 2005 as the total expense related to common stock and warrants issued is limited to the value of the note. The Company also issued warrants to purchase 5,000,000 shares of common stock having a fair value of $15,080, of which $0 was expensed during the year ended February 28, 2005 as the total expense related to common stock and warrants issued is limited to the value of the note.

NOTE  7 CONVERTIBLE SUBORDINATED DEBENTURES

      As of February 28, 2005 the Company has outstanding $71,800 of convertible subordinated debentures that were issued in prior years that bear interest at 12% per annum and matured at various times through August 2001. The debentures are in default and remain unpaid. Each $1,000 unit is convertible at any time at the holder's option, into between 143 and 1,429 shares of Company common stock for an aggregate of 38,214 common shares.

      The Company issued an additional $65,500 of convertible subordinated debentures during the year ended February 28, 2005. The debentures bear interest at 12% per annum and have a term of one year. Subsequent to February 28, 2005, the debentures were not paid at their due dates and are in default. Each $1,000 unit is convertible at any time at the holder's option, into 1,000,000 shares of Company common stock for an aggregate of 65,500,000 common shares.

      During the years ended February 28, 2005 and February 29, 2004, respectively, the debenture holders converted convertible subordinated debentures in the amount of $10,000 and $0 and accrued interest of $1,200 and $0 into 11,428,571 and 0 common shares (total) based upon stated conversion prices or negotiated conversion prices.

      The Company currently does not have a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible subordinated debentures into the Company's common stock. The Company is working on rectifying the situation (See Note 11(H)).

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


      The following schedule reflects convertible subordinated debentures as of February 28, 2005 (in order of due date):

       12% convertible subordinated debentures,
        unsecured, due at various times through
        August 2001 (A)                                      $            71,800

       12% convertible subordinated debentures,
        unsecured, due at various times during
        quarter ended May 31, 2004 (A)                                    55,500
                                                                   -------------

       Total                                                  $          127,300
                                                                   =============

      (A) In default

NOTE  8 COMMON STOCK

      In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. During the year ended February 28, 2005, the Company issued 7,300,000 shares of common stock owed as part of this agreement. The Company has not issued 3,962,036 shares owed as of February 28, 2005, to the third party. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital as of February 28, 2005. On February 28, 2005, ownership of the 1.603% anti-dilution agreement was sold to another company (See Note 11(C)).

      In December 2003, the Company agreed to issue 3,200,000 shares of the Company's common stock to settle $145,763 of notes and loans payable (including accrued interest of $4,733). These shares have not been issued and are shown as common stock to be issued as of February 28, 2005 and February 29, 2004.

      During the year ended February 28, 2005, the Company converted $75,895 of convertible secured debentures into 138,563,402 shares of common stock. No gain or loss has been recognized on the aforementioned conversions of convertible secured debentures.

      During the year ended February 28, 2005, the Company converted $10,000 of convertible subordinated debentures and $1,200 of related interest into 11,428,571 shares of common stock. No gain or loss has been recognized on the aforementioned conversions of convertible subordinated debentures and accrued interest.

      During the year ended February 28, 2005, the Company converted $151,500 of notes and loans payable and $43,475 of accrued interest into 77,000,000 shares of common stock. No gain or loss has been recognized on the aforementioned conversions of notes and loans payable and accrued interest.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


      During the year ended February 28, 2005, the Company acquired 21,000,000 shares of its common stock from the Chief Executive Officer in exchange for a note payable of $42,000. The 21,000,000 shares were immediately reissued to the note and loan holders as part of the 77,000,000 shares discussed in the above paragraph. See note 12 for additional related party transactions.

      During the fiscal year ended February 29, 2004, the debenture holders and note and loan holders converted $32,984 of convertible secured debentures, notes and loans payable and related accrued interest into 58,993,857 shares of common stock Based on sales of common stock for cash during the year ended February 29, 2004 for prices below market value, no gain or loss has been recognized on the aforementioned conversions of convertible secured debentures.

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

      During the year ended February 29, 2004, the Company converted $82,733 of accrued expenses into 1,184,000 shares of common stock having a fair value of $2,368 resulting in a gain of $80,365.

      During the year ended February 29, 2004, the Company received $17,000 from
      the  issuance  of  9,714,286   shares  of  common  stock  through  private
      placements to various investors.

      From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $186,209 and $412,975 for the year ended February 28, 2005 and February 29, 2004, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whichever was more readily evident. The number of shares of common stock issued for the aforementioned activities in the years ended February 28, 2005 and February 29, 2004 was 64,103,100 (of which 12,000,000 shares were issued to its president) and 144,275,000 (of which 67,800,000 shares were issued to its president), respectively.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


NOTE  9 STOCK OPTIONS

      In December 2003, the Company issued 20,000,000 options to a consultant having a ten-year term. The exercise price is $0.001 for the first
      5,000,000 options,  $0.002 for the next 5,000,000 options,  $0.003 for the next 5,000,000 options and $0.004 for the last 5,000,000 options. The only restriction is that no more than 5,000,000 options can be exercised in any one year. The total expense associated with issuing the options of $40,000 is being recognized over the earliest periods that the options may be exercised. The expense associated with these options was $15,833 and $14,584 for the years ended February 28, 2005 and February 29, 2004, respectively.

      In September 2004, the Company issued 2,000,000 options to an advisor having a five-year term. The exercise price is $0.0015. The options are immediately exercisable. The fair value of the options of $3,000 was expensed during the year ended February 28, 2005.

      The following is a summary of the status of stock option activity for the fiscal year ended February 28, 2005.

                                         Options              Weighted Average
                                                               Exercise Price
                                    ------------------       -------------------
                                    ------------------       -------------------

Outstanding as of February 29, 2004        20,007,143       $              .003
 Granted                                    2,000,000       $              .002
 Exercised                                    -             $                 -
 Forfeited
                                            -               $                 -
                                    ------------------       -------------------
Outstanding as of February 28, 2005        22,007,143       $              .003
                                    ==================       ===================

      The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB Opinion 25 ("Accounting for Stock Issued to Employees") in accounting for stock options issued to employees. No stock options were issued to employees for the years ended February 28, 2005 and February 29, 2004. Accordingly, there has been no proforma effect of applying SFAS 123 for the years ended February 28, 2005 and February 29, 2004.

NOTE  10 INCOME TAXES

      Income tax expense (benefit) for the years ended February 28, 2005 and February 29, 2004 are summarized as follows:

                                                2005                  2004
                                          -----------------      ---------------
                                          -----------------      ---------------
      Current:
       Federal                         $             -        $            -
       State                                         -                     -
       Deferred Federal and State                    -                     -
                                          -----------------      ---------------

      Income tax expense (benefit)     $             -        $            -
                                          =================      ===============

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


      The Company's tax expense differs from the "expected" tax expense for the years ended February 28, 2005 and February 29, 2004 as follows:

                                                         2005            2004
                                                       ---------      ---------

U.S. Federal income tax provision (benefit)        $   (571,529)    $ (449,760)
Effect of unused net
  operating loss carryforward                           571,529        449,760
                                                       ---------      ---------

                                                   $       -        $      -
                                                       =========      =========

      The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at February 28, 2005 and February 29, 2004 are as follows:

                                                2005                  2004
                                          -----------------     ----------------
Deferred tax assets:
  Net operating loss carryforward        $     (7,587,816)   $       (7,016,287)
                                            -----------------     --------------
     Total gross deferred tax assets           (7,587,816)           (7,016,287)
  Less valuation allowance                      7,587,816             7,016,287
                                            -----------------     --------------

Net deferred tax assets                  $             -       $             -
                                            =================     ==============

      As of February 28, 2005, the Company has net operating loss carryforwards of $20,640,751 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates through 2025.

      The net change in the valuation allowance during the year ended February 28, 2005 was an increase of $571,529.

NOTE  11 COMMITMENTS AND CONTINGENCIES

      (A) Lease Commitments and Contingencies

      The Company leases its office space under a non-cancelable operating lease agreement expiring in September 2009.

      The minimum annual lease payments due under the lease agreement are as follows:

For the Year Ended February 28,
             2006                                  $            25,440
             2007                                               26,400
             2008                                               27,360
             2009                                               28,320
             2010                                               14,400
                                                      -----------------
                                                   $           121,920
                                                      =================

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


      Rent expense was approximately $28,720 and $23,050 for the years ended February 28, 2005 and February 29, 2004, respectively.

      (B) Employment Agreements

      The Company has an employment contract (the "agreement") with its president through January 1, 2005, which provides for annual salary and bonuses based on Company revenues. The agreement also provides for one-year extensions every January 1 unless the Company gives notice.

      In December of 2003, the Company and a former note holder entered into a five year Employment Agreement under which the Company agreed to compensate the individual $500 per month (when not fully available for work) or $500 per week plus commissions (when fully available for work). Additionally, 20,000,000 stock options were granted at exercise prices ranging from $.001 to $.004. The options have a ten-year term. An additional 3,200,000 shares of our common stock are to be issued in trust to a special fund. Compensation afforded to the employee under this agreement satisfied any and all of our indebtedness to the former note holder.

      (C) Licenses

      The Company has entered into various licensing agreements (the "agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional minor league and college sports teams. The agreements for the collectibles initially expired at various dates through 2004 and generally require the Company to pay a royalty of between 9% and 12% of sales, with certain minimum royalty payments required. The Company has renewed all royalty agreements as they pertain to professional minor league and college sports teams. The Company has decided not to renew the royalty agreements relating to current and future movie characters. The unpaid minimum royalty fees of $238,969 ($215,750 which are owed on non renewed agreements) related to these agreements are included in accrued expenses in the accompanying consolidated balance sheet. Royalty expense amounted to approximately $124,000 and $77,000 for the years ended February 28, 2005 and February 29, 2004, respectively.

      On February 28, 2005, the Company sold a partial interest (2.5%) in its future revenues generated under each of its National Football League ("NFL") license (2005), its National Basketball Association ("NBA") license in 2005-2006 and its upcoming license in 2006 with Major League Baseball ("MLB"). The agreement included a clause that would extend the partial sale of revenues to an additional year of sales under the NFL license, should the Company be unsuccessful in obtaining the MLB license. The 2.5% revenues stake was sold to a third-party company for a total of $80,000. Additionally, the purchaser assumed the rights to a 1.603% anti-dilution ownership in the Company from its previous owner, as well as all of the issued shares of common stock previously owned by that party.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


      (D) Payroll Related Taxes

      The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The estimated liability, which is included in accrued expenses (see Note 4) was approximately $231,000 and $218,000 as of February 28, 2005 and February 29, 2004, respectively, which includes penalties and interest.

      (E) Other Contingencies

      In the normal course of business the Company is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the accompanying consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any costs that may be incurred in excess of those amounts provided as of February 28, 2005 cannot currently be determined.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


      In September 2004, the Company signed a licensing agreement with the National Football League, which expired on March 31, 2005. The agreement was renewed in June 2005 for the period April 2005 through March 2006 (See
      Note 14). The agreement includes a 12% royalty paid on sales with a minimum annual royalty of $100,000 that was paid upon signing the agreement and expensed during the year ended February 28, 2005.

      (G) Concentrations

      For the year ended February 28, 2005, 89% of the Company's revenues were derived from its largest customer. For the year ended February 29, 2004, 63% of the Company's revenues were derived from its four largest customers.

      The Company obtains a significant portion of its new borrowings from one investment group. During the year ended February 28, 2005, the Company borrowed $900,000 from this investment group. As of February 28, 2005, a total of $1,580,695 (net of discounts) was owed to this investment group (See Note 5).

      (H) Debt Conversions

      The Company currently does not have a sufficient number of authorized shares of common stock available if all of the convertible secured and convertible subordinated debenture holders decided to convert their debt into the Company's common stock. The Company is currently working on rectifying the situation. The provisions of the convertible secured debentures call for a 24% penalty on the amount of debt a noteholder attempts to convert if there are not enough authorized shares available to do so (See Note 5 with regard to the convertible secured dentures). However the convertible subordinated debenture agreements do not contain a provision to address the inability of the debt holders to convert and the possible financial effects of this are unknown (See Note 7).

NOTE  12 RELATED PARTY TRANSACTIONS

      The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of February 28, 2005, and February 29, 2004, the amount of salary deferred was $577,000 and $452,000, respectively, which is included in accrued expenses - related parties. Also, $168,961 and $109,290 of accrued compensation was due to the Company's President's wife as of February 28, 2005 and February 29, 2004, respectively.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


      The Company issued shares to its president (12,000,000 shares and 67,800,000 shares for the years ended February 28, 2005 and February 29, 2004, respectively), in exchange for electing to defer his salary.

      During the year ended February 28, 2005, the Company received 21,000,000 treasury shares from the Company's President valued at $42,000 in exchange for a related party note payable of $42,000. These shares were subsequently issued as part of debt conversions.

      The Company has loans payable of $4,297, which are included as loans payable - related parties in the accompanying consolidated balance sheet, due to various related parties as of February 28, 2005. During the year ended February 28, 2005, the Company recorded interest expense of $1,921 relating to loans from its president and other related parties and $76,636 in accrued interest was payable relating to these loans as of February 28, 2005 which is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 13 NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

      During the year ended February 28, 2005, the Company converted $75,895 of convertible secured debentures into 138,563,402 shares of common stock.

      During the year ended February 28, 2005, the Company converted $10,000 of convertible subordinated debentures and $1,200 of related accrued interest into 11,428,571 shares of common stock.

      During the year ended February 28, 2005, the Company converted $151,500 of notes and loan payable and $43,475 of accrued interest into 77,000,000 shares of common stock.

      During the year ended February 28, 2005, the Company received 21,000,000 treasury shares from the Company's President valued at $42,000 in exchange for a related party note payable of $42,000. These shares were subsequently issued as part of debt conversions.

      During the year ended February 29, 2004, the Company converted $32,984 of convertible secured debentures into 58,993,857 shares of common stock.

      During the year ended February 29, 2004, the Company converted $186,030 of notes and loans payable into 111,932,700 shares of common stock having a fair value of $49,032, of which 2,016,000 are to be issued. The conversion of these notes and loans resulted in a gain on settlement of debt of $136,997.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005


      During the year ended February 29, 2004, the Company converted $82,733 of accrued expenses into 1,184,000 shares of common stock to be issued having a fair value of $2,368. The conversion of these accrued expenses resulted in a gain on settlement of debt of $80,365.

      Cash payments for interest expense were immaterial for the years ended February 28, 2005 and February 29, 2004.

NOTE  14 SUBSEQUENT EVENTS

      In March 2005, the Company signed a licensing agreement with the NBA, which expires on September 30, 2006. The agreement includes a 12% royalty paid on sales, with a minimum royalty for the period of $25,000 that was owed and paid upon signing the agreement.

      In May 2005, the Company signed a licensing agreement with the Arena Football League, which expires on June 30, 2007. The agreement includes a 12% royalty paid on sales with no minimum royalty guarantees. The Company paid $10,000 for the rights to the license.

      In May 2005, the Company at various dates issued convertible secured debentures totaling $400,000 to an investment group. These debentures mature three years from the date of issuance, bear interest at 10% per annum and are convertible into shares of the Company's common stock at the lesser of $ .01 or 50% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion.

      In June 2005, the Company renewed its licensing agreement with the NFL for the period April 2005 through March 2006. The agreement includes a 12% royalty paid on sales with a minimum annual royalty of $100,000, of which $30,000 was owed and paid upon signing the agreement.

      On June 30, 2005, the 15% convertible secured debenture, due May 2006, will be in default because under the terms of the debenture agreement the Company will not have a sufficient number of authorized common shares available if the debt holders decided to convert their secured debentures into the Company's common stock.

      In July 2005, the Company entered into a Securities Purchase Agreement with an investment group for the sale of (i) $850,000 in convertible secured notes and (ii) warrants to purchase 1,700,000 shares of common stock. This money is being used to purchase inventory and working capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.


      As of February 28, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of
the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Please see the subsection "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls" below.

Changes in Internal Control over Financial Reporting.

      There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described below, as a result of our evaluation of our disclosure controls and procedures as of February 28, 2005, we determined that our controls and procedures are not effective and subsequent to the period of this report, began to implement changes to our internal controls.

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

      Our independent auditors have identified several material deficiencies and significant weaknesses in our financial reporting controls and procedures, including:

1)    Difficulties and delays in providing proper support and  documentation for
      cash  receipts,   disbursements,   general   journal   entries  and  other
      transactions;

2) Problems in analyzing account balances or transactions recorded because of the inability of the computer accounting program to provide an adequate audit trail;

3) Entering into verbal agreements that were not properly recorded or memorialized in writing;

4)    Limited written  evidence of management  authorization of vendor payments;
      and

5) Understating our accounts payable, accrued royalties and allowance for doubtful accounts.

      These deficiencies could have resulted in material misstatements to the financial statements for the year ended February 28, 2005. We are taking corrective action to resolve these weaknesses and deficiencies. In July 2005, we hired a full-time bookkeeper. Our bookkeeper has been charged with establishing proper records and accounts, including establishing separate records for each of our clients and vendors. In addition, we have promoted an employee to handle all of our invoicing and billing on a full-time basis. We have made arrangements to have our accountant, who works for us on a part-time basis, to be in our offices one day each week to oversee these changes and to review and account for all transactions that occurred during the prior week. As well, we have opened several banking accounts, with each new account established for a particular purpose, such as payroll/commission and purchasing. Lastly, we have instituted a policy whereby management is prohibited from entering into verbal contracts. We believe that these actions will correct the material deficiencies and significant weaknesses in our controls and procedures.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



NAME                       AGE              POSITION
----                       ---              --------

Paul Lipschutz             59               Chief Executive Officer and Director

Jay Lipschutz              37               Secretary

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2005, we are not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2005, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth certain compensation paid or accrued by us to certain of our executive officers during fiscal years ended 2005, 2004 and 2003.

Summary Compensation Table


                                                                           Other
                                                           Annual      Restricted     Options       LTIP
  Name & Principal                Salary       Bonus       Compen-        Stock         SARs       Payouts      All Other
      Position          Year        ($)         ($)      sation ($)    Awards ($)      (#)(1)        ($)      Compensation
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Paul S. Lipschutz,      2005    150,000 (1)      0            0            34,000         0           0              0
CEO                     2004    142,750 (1)      0            0           177,000         0           0              0
                        2003    142,750 (1)      0            0            28,000         0           0              0
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------


(1) Mr. Lipschutz agreed to defer his salary in fiscal years 2005, 2004 and 2003 due to our financial condition and to help us secure financing. Mr. Lipschutz received an aggregate 14,000,000 shares of common stock as compensation for services in fiscal year 2003, 67,800,000 in fiscal year 2004 and 12,000,000 in fiscal year 2005.

OPTIONS

      No options were exercised and 2,000,000 were granted during fiscal 2005.

      There were no long-term incentive plans or rewards made in fiscal 2005.

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

      Beginning with the calendar year 2001, Mr. Lipschutz's base salary increased by 15% of the sum of his previous year's base salary and additional salary under the table above for the immediately preceding year. Mr. Lipschutz agree to forgo his 15% increase in lieu of a 5% increase for calendar year ended 2005.

Directors Compensation.

      Each director receives 50,000 shares of our common stock per quarter for their services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

As of July 27, 2005, there were 699,695,037 shares of common stock, par value $0.001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 27, 2005:

o     all directors

o each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding common stock

o     each executive officer named in the Summary Compensation Table

o     all directors and executive officers as a group

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


Title of Class    Name and Address                 Amount of        Percent of
                  of Beneficial Owner              Beneficial         Class
                                                   Ownership           (1)

Common Stock      Paul S. Lipschutz                91,382,271 (2)     13.1%
                  1600 Lower State Road
                  Doylestown, PA 18901

Common Stock      Jay Lipschutz                       939,641             *
                  1600 Lower State Road
                  Doylestown, PA 18901

Common Stock      Shares of all directors and      92,321,912 (2)     13.2%
                  executive officers as a
                  group (2 persons)

Common Stock      Kenneth Adelberg                 43,292,857          6.2%
                  609 Longchamps Drive
                  Devon, PA 19333

Common Stock      Richard and Elizabeth Elmore     66,816,199          9.5%
                  1600 Lower State Road
                  Doylestown, PA 18901

Common Stock      Roy and Christine Mittman        56,009,524          8.0%
                  2006 Millpond Court
                  Wall, NJ 07719

* Represents less than 1%

(1) Based on 699,695,037 shares of common stock currently outstanding.

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

      At February 28, 2005, the principal amount of Mr. Lipschutz's loan had decreased to $0 through net borrowings. The loan accumulated $1,921 in interest during fiscal year 2005, and the loan had total accrued interest of $76,636 at February 28, 2005. The total amount owed to Mr. Lipschutz, with interest and principal on the loan, at February 29, 2004 was $133,418.

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

10.2 Financial Consulting Agreement between the Company and NIR Group, LLC filed as Exhibit 10.7 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

10.3 Lease for 1600 Lower State Road, filed as Exhibit 10.9 to the registration statement on Form 10-SB filed with the Commission on May 24, 2000 and incorporated herein by reference.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

      The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended February 28, 2005 and February 29, 2004, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $91,649 and $133,345, respectively.

Tax Fees

      Weinberg & Company, P.A. did not bill the Company for tax related work during fiscal years 2005 or 2004.

All Other Fees

      Weinberg & Company, P.A. did not bill the Company for any other services during fiscal years 2005 or 2004.

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

                        Collectible Concepts Group, Inc., a Delaware Corporation


Dated August 2, 2005              By: /s/ Paul Lipschutz
                                     ----------------------
                                     Paul Lipschutz
                                     Chief Executive Officer (Principal
                                     Executive Officer), Principal Financial
                                     Officer and Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date





/s/ Paul Lipschutz          Chief Executive Officer              August 2, 2005
-------------------------   (Principal Executive Officer),
Paul Lipschutz              Principal Financial Officer,
                            Principal Accounting Officer and
                            Director

/s/ Jay Lipschutz           Director                             August 2, 2005
-------------------------
Jay Lipschutz