Form 10QSB
period 2005-05-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2005-08-23
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005

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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 699,695,037 shares issued and outstanding as of August 19, 2005.

                        COLLECTIBLE CONCEPTS GROUP, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION

         ITEM 1  Condensed Consolidated Balance Sheet As Of May 31, 2005
                 (Unaudited)                                                   3

                 Condensed Consolidated  Statements Of Operations For
                 The Three Months Ended May 31, 2005 and 2004 (Unaudited)      4

                 Condensed Consolidated Statement Of Changes In
                 Shareholders'  Deficiency For The Three Months
                 Ended May 31, 2005 (Unaudited)                                5

                 Condensed Consolidated  Statements Of Cash Flows For
                 The Three Months Ended May 31, 2005 and 2004 (Unaudited)      6

                 Notes To Condensed Consolidated Financial Statements
                 As Of May 31, 2005 (Unaudited)                           7 - 18

         ITEM 2  Management's Discussion and Analysis of Financial
                 Condition  and Results of Operations                    19 - 23

         ITEM 3  Controls and Procedures                                      24

PART II  OTHER INFORMATION

         ITEM 1  Legal proceedings                                            25
         ITEM 2  Changes in securities and use of proceeds                    25
         ITEM 3  Defaults upon senior securities                              25
         ITEM 4  Submission of matters to a vote of security holders          25
         ITEM 5  Other information                                            25
         ITEM 6  Exhibits and Reports on 8-K                                  25

         SIGNATURES                                                           26

                 COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                 AS OF MAY 31, 2005
                                    (UNAUDITED)

                                       ASSETS
CURRENT ASSETS
Cash                                                                  $      19,304
Accounts receivable, net of allowance for doubtful accounts of
 $40,587                                                                    105,900
Prepaid royalties                                                           114,001
Deposit on inventory                                                         36,680
                                                                      -------------
Total Current Assets                                                        275,885
                                                                      -------------
PROPERTY AND EQUIPMENT, NET                                                   3,557
                                                                      -------------
OTHER ASSETS
Trademarks                                                                    1,300
Security deposits                                                             3,200
                                                                      -------------
Total Other Assets                                                            4,500
                                                                      -------------
TOTAL ASSETS                                                          $     283,942
                                                                      =============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                      $   1,422,690
Accrued expenses                                                          1,564,784
Accrued expenses - related parties                                          773,711
Convertible secured debentures                                            1,601,320
Notes and loans payable                                                     500,879
Loans payable - related parties                                              21,268
Convertible subordinated debentures                                         127,300
                                                                      -------------
Total Current Liabilities                                                 6,011,952
                                                                      -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Common stock, $.001 par value, 700,000,000 shares authorized,
  699,695,037 shares issued and outstanding                                 699,694
Common stock to be issued (140,362,036 shares)                               84,802
Additional paid-in capital                                               16,249,207
Common stock subscribed (33,300,000 shares)                                  15,000
Subscription receivable                                                     (15,000)
Deferred equity based expense                                              (431,250)
Accumulated deficit                                                     (22,330,463)
Total Shareholders' Deficiency                                           (5,728,010)
                                                                      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                        $     283,942
                                                                      =============

       See accompanying notes to condensed consolidated financial statements

                         COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                           THE THREE MONTHS ENDED MAY 31, 2005 AND 2004
                                            (UNAUDITED)


                                                                         2005             2004
                                                                    -------------    -------------
NET SALES                                                           $      15,032    $      63,775

COST OF SALES                                                              21,934           35,415
                                                                    -------------    -------------
GROSS (LOSS) PROFIT                                                        (6,902)          28,360

OPERATING EXPENSES
Selling, general and administrative                                       293,126          230,120
                                                                    -------------    -------------
LOSS FROM OPERATIONS                                                     (300,028)        (201,760)
                                                                    -------------    -------------
OTHER INCOME (EXPENSE)
Consulting services                                                            --            3,159
Interest expense, net                                                    (171,666)        (131,167)
Forgiveness of debt                                                            --           14,111
                                                                    -------------    -------------
Total Other Expense                                                      (171,666)        (113,897)
                                                                    -------------    -------------
LOSS BEFORE TAX PROVISION                                                (471,694)        (315,657)
INCOME TAX PROVISION                                                           --               --
                                                                    -------------    -------------
NET LOSS                                                            $    (471,694)   $    (315,657)
                                                                    =============    =============
BASIC AND DILUTED LOSS PER SHARE                                    $          --    $          --
                                                                    =============    =============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED     699,695,037      442,286,744
                                                                    =============    =============


               See accompanying notes to condensed consolidated financial statements

                                        COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                                             FOR THE THREE MONTHS ENDED MAY 31, 2005
                                                           (UNAUDITED)



                                                                                            Common Stock
                                                            Common Stock                    To be issued          Additional
                                                    ---------------------------     --------------------------      Paid-In
                                                       Shares          Amount         Shares         Amount         Capital
                                                    -----------    ------------     -----------   ------------   ------------
Balance February 28, 2005                           699,695,037    $    699,694       7,162,036   $     24,802   $ 15,873,654
Acquisition of treasury stock from CEO              (15,000,000)        (15,000)             --             --        (15,000)
Common stock issued for financing services           15,000,000          15,000              --             --         15,000
Beneficial conversion on convertible debentures              --              --              --             --        325,043
Common stock subscribed to (166,500,000 shares)              --              --              --             --             --
Cash received for stock subscription                         --              --     133,200,000         60,000             --
Amortization of deferred equity based expense                --              --              --             --             --
Issuance of options for services
  rendered and financing costs                               --              --              --             --         50,510
Net loss, quarter ended May 31, 2005                         --              --              --             --             --
                                                    -----------    ------------     -----------   ------------   ------------
Balance May 31, 2005                                699,695,037    $    699,694     140,362,036   $     84,802   $ 16,249,207
                                                    ===========    ============     ===========   ============   ============
                                                        Common                        Deferred
                                                        Stock       Subscription    Equity-Based    Accumulated
                                                      Subscribed      Receivable       Expense        Deficit          Total
                                                    ------------    ------------    ------------    ------------    ------------
Balance February 28, 2005                           $         --    $         --    $   (531,250)   $(21,858,769)   $ (5,791,869)
Acquisition of treasury stock from CEO                        --              --              --              --         (30,000)
Common stock issued for financing services                    --              --              --              --          30,000
Beneficial conversion on convertible debentures               --              --              --              --         325,043
Common stock subscribed to (166,500,000 shares)           75,000         (75,000)             --              --              --
Cash received for stock subscription                     (60,000)         60,000              --              --          60,000
Amortization of deferred equity based expense                 --              --         100,000              --         100,000
Issuance of options for services
  rendered and financing costs                                --              --              --              --          50,510
Net loss, quarter ended May 31, 2005                          --              --              --        (471,694)       (471,694)
                                                    ------------    ------------    ------------    ------------    ------------
Balance May 31, 2005                                $     15,000    $    (15,000)   $   (431,250)   $(22,330,463)   $ (5,728,010)
                                                    ============    ============    ============    ============    ============


                              See accompanying notes to condensed consolidated financial statements

                          COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED MAY 31, 2005 & 2004
                                             (UNAUDITED)

                                                                                 2005        2004
                                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(471,694)   $(315,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                      2,488        3,912
Warrants issued                                                                      --        9,345
Common stock & options issued for services rendered                              32,221        4,583
Amortization of deferred equity based expense                                   100,000       75,000
Forgiveness of debt                                                                  --      (14,111)
Non-cash interest expense                                                        20,625           --
Changes in operating assets and liabilities:
Accounts receivable                                                             110,893       (4,699)
Loan receivable                                                                   1,245           --
Prepaid royalties                                                              (114,001)          --
Inventory deposits                                                              (36,680)          --
Accounts payable and accrued expenses                                           (46,214)     (36,941)
                                                                              ---------    ---------
Net Cash Used in Operating Activities                                          (401,117)    (278,568)
                                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                --           --
                                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscribed                                            60,000           --
Proceeds from issuance of convertible secured debentures                        373,332      485,000
Repayment of notes and loans payable                                            (15,922)     (40,995)
Proceeds from notes and loans payable                                            15,000       21,500
Repayment of notes payable - related parties                                    (13,029)     (18,700)
Proceeds from notes payable - related parties                                        --        5,500
                                                                              ---------    ---------
Net Cash Provided by Financing Activities                                       419,381      452,305
                                                                              ---------    ---------
NET INCREASE IN CASH                                                             18,264      173,737

CASH - BEGINNING OF PERIOD                                                        1,040           93
                                                                              ---------    ---------
CASH - END OF PERIOD                                                          $  19,304    $ 173,830
                                                                              =========    =========


                See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2005
                                   (UNAUDITED)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)   BASIS OF PRESENTATION

      These condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ended February 28, 2006. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2005.

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

      (D)   PREPAID ROYALTIES

      The Company has changed their policy on expensing minimum royalties paid on new royalty agreements. The minimum amount paid on royalty agreements for collectibles related to movies had been expensed upon the execution of the agreement. For sports collectibles however, the Company now amortizes the minimum amount of royalties paid over the lives of the agreements or the date the minimum royalty has been exceeded, whichever is shorter.

      (E)   LOSS PER SHARE

      The Company follows Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share". Basic and fully diluted loss per share amounts are computed based on net loss and divided by the weighted

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2005
                                   (UNAUDITED)

      average number of common shares outstanding. The assumed conversion of convertible debt into 3,897,253,333 common shares and 2,663,242,333 common shares as of May 31, 2005 and 2004 respectively, and the exercise of outstanding options and warrants to purchase 80,572,308 common shares and 12,953,886 common shares as of May 31, 2005 and 2004 respectively, were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for all periods presented. As of May 31, 2005 the Company does not have enough common shares available to convert all the eligible debt to shares if the debt holders elected to convert all of their notes. The Company is currently working on the necessary actions to increase the number of authorized common shares.

      (F)   STOCK-BASED COMPENSATION

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

      (G)   RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 2   GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the three

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2005
                                   (UNAUDITED)

      months ended May 31, 2005, the Company had a working capital deficiency of $5,736,067, a shareholders' deficiency of $5,728,010, a net loss of $471,694 and net cash used in operations of $401,117. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3   CONVERTIBLE SECURED DEBENTURES

      On May 18, 2005, the Company issued convertible secured debentures totaling $400,000 to a group of investors. These debentures mature on May 18, 2008 and bear interest at 10% per annum and are convertible into shares of the Company's common stock at the lesser of $.0016 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $325,043 (since it is limited to the amount received net of prepaid interest of $26,668 and warrants having a fair market value of $48,289), which is treated as a discount on the debenture and is being amortized over the term of the loan. The entire beneficial conversion expense of $325,043 has been deferred as of May 31, 2005. In addition, the debenture holders withheld $26,668 as prepaid interest (through February 28, 2006), which is treated as a discount on the debenture and is being amortized over the term of the loan. Additionally, the Company issued warrants to purchase 47,368,422 shares of common stock having a fair value of $48,289, which is being treated as a discount on the debenture and is being amortized over the term of the loan. As of the date of this report, these debentures are still unpaid and in default because the Company failed to meet certain debt covenants.

      On September 30, 2004, the Company issued $250,000 of convertible secured debentures to a group of investors. These debentures mature on September 30, 2006 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $250,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $31,250 was amortized to expense during the three months ended May 31, 2005 and $156,250 remains deferred as of May 31, 2005. Additionally, the Company issued warrants to purchase 1,500,000 shares of common stock having a fair value of $710, which was expensed during the year ended February 28, 2005. As of the date of this report, these debentures are still unpaid and in default because the Company failed to meet certain debt covenants.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2005
                                   (UNAUDITED)

      On May 28, 2004, the Company issued $550,000 of convertible secured debentures to a group of investors. These debentures mature on May 28, 2006 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $550,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $68,750 was amortized to expense during the three months ended May 31, 2005 and $275,000 remains deferred as of May 31, 2005. In addition, there was a $165,000 discount taken on the debenture, which is being amortized over its two year life. Of this amount $20,625 was amortized to interest expense during the three months ended May 31, 2005 and $82,500 remains deferred as of May 31, 2005. As of the date of this report, these debentures are still unpaid and in default because the Company failed to meet certain debt covenants.

      On March 17, 2004, the Company issued $100,000 of convertible secured debentures to a group of investors. These debentures matured on March 17, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $100,000, (since it is limited to the amount received) which is being amortized over the term of the loan. This entire amount was amortized to expense as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

      On February 20, 2004, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures matured on February 20, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. This entire amount was amortized to expense as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

      On January 13, 2004, the Company issued $50,000 of convertible secured debentures to a group of investors. These debentures matured on January 13, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $50,000, (since it is limited to the amount received) which is being amortized over the term of the loan. This entire amount was amortized to expense as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

      On November 17, 2003, the Company issued $50,000 of convertible secured debentures to a group of investors. These debentures matured on November 17, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $50,000, (since it is limited to the amount received) which is being amortized over the term of the loan. This entire amount was amortized to expense as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2005
                                   (UNAUDITED)

      On July 18, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures matured on July 18, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. This entire amount was amortized to expense as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

      On June 25, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures matured on June 25, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. This entire amount was amortized to expense as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

      On May 13, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures matured on May 13, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan This entire amount was amortized to expense as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

      On November 26, 2002, the Company issued $250,000 of convertible secured debentures to a group of investors. These debentures matured on November 26, 2003 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This resulted in a beneficial conversion feature in the amount of $250,000, which has been fully recognized as an expense at February 28, 2003. The debentures are convertible into shares of the Company's common stock at any time at the holder's option equal to the quotient of (a) the aggregate amount of the principle and accrued interest and unpaid interest to be so converted by
      (b) the conversion price As of the date of this report, these debentures are still unpaid and in default.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2005
                                   (UNAUDITED)

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

      In addition, the Company granted the investors in all of the above secured convertible debenture transactions, a security interest in substantially all of its assets, including the assets of its wholly owned subsidiaries, and intellectual property.

      The Company currently does not have a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible secured debentures into the Company's common stock. The Company is working on rectifying the situation. The provisions of the debt instruments call for a 24% penalty on the amount of debt a noteholder attempts to convert and there are not enough authorized shares available. The secured convertible debenture holders informed us that they do not intend to convert any of their debt until the number of authorized shares is increased. Therefore, no accrual for the penalty has been made at May 31, 2005. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debentures.

      The following schedule reflects convertible secured debentures as of May 31, 2005 (in order of due date):

       10% convertible secured debentures, due April 2001
       (net of conversions) (A)                                     $   258,820

       12% convertible secured debentures, due July 2003 (A)             75,000

       15% convertible secured debentures, due November 2003 (A)        250,000

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2005
                                   (UNAUDITED)


       15% convertible secured debentures, due May 2004 (A)              25,000

       15% convertible secured debentures, due June 2004 (A)             25,000

       15% convertible secured debentures, due July 2004 (A)             25,000

       15% convertible secured debentures, due November 2004 (A)         50,000

       15% convertible secured debentures, due January 2005 (A)          50,000

       15% convertible secured debentures, due February 2005 (A)         25,000

       15% convertible secured debentures, due March 2005  (A)          100,000

       15% convertible secured debentures, due May 2006, net (A)        550,000

       15% convertible secured debentures, due September 2006 (A)       250,000

       15% convertible secured debentures, due May 2008, net (A)        400,000
                                                                    -----------
       Total                                                          2,083,820
       less unamortized discount                                        482,500
       less current portion                                           1,601,320
                                                                    -----------
       Long term portion                                            $        --
                                                                    ===========

      (A)   In default as of the date of this report

NOTE 4   NOTES AND LOANS PAYABLE

      As of May 31, 2005, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures February 28, 2006. The balance of the notes and loans payable, with the exception of the auto loan, are in default and remain unpaid as of May 31, 2005.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2005
                                   (UNAUDITED)

      The Company has remaining balances due on loans payable of $21,268, which are included as loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president and other related parties as of May 31, 2005. During the three months ended May 31, 2005, the Company recorded interest expense of $528 relating to loans from its president and other related parties and $77,164 in unpaid accrued interest was payable relating to these loans as of May 31, 2005 which is included in accrued expenses in the accompanying condensed consolidated balance sheet (See Note 9).

NOTE 5   CONVERTIBLE SUBORDINATED DEBENTURES

      As of May 31, 2005, the Company has outstanding $71,800 of convertible subordinated debentures that were issued in prior years that bear interest at 12% per annum and matured at various times through August 2001. The debentures are in default and remain unpaid. Each $1,000 unit is convertible at any time at the holder's option, into between 143 and 1,429 shares of Company common stock for an aggregate of 38,214 common shares.

      As of May 31, 2005, the Company has outstanding $55,500 of convertible subordinated debentures that were issued in prior years that bear interest at 12% per annum and have a term of one year. The debentures are in default and remain unpaid. Each $1,000 unit is convertible at any time at the holder's option, into 1,000,000 shares of Company common stock for an aggregate of 55,500,000 common shares.

      The Company currently does not have a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible subordinated debentures into the Company's common stock. The Company is working on rectifying the situation (See Note 8(E)).

      The following schedule reflects convertible subordinated debentures as of May 31, 2005 (in order of due date):

      12% convertible subordinated  debentures,  unsecured, due
      at various times through August 2001 (A)                      $    71,800

      12% convertible subordinated  debentures,  unsecured, due
      at various times during quarter ended May 31, 2004 (A)             55,500
                                                                    -----------
      Total                                                         $   127,300
                                                                    ===========

      (A)   In default

NOTE 6   COMMON STOCK

      In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. During the year ended February 28, 2005, the Company issued 7,300,000 shares of common stock owed as part of this agreement. The Company has not issued 3,962,036 shares owed as of May 31, 2005, to the

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2005
                                   (UNAUDITED)

      third party. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital as of May 31, 2005. On February 28, 2005, ownership of the 1.603% anti-dilution agreement was sold to another company (See Note 8(A)).

      In December 2003, the Company agreed to issue 3,200,000 shares of the Company's common stock to settle $145,763 of notes and loans payable (including accrued interest of $4,733). These shares have not been issued and are shown as common stock to be issued as of May 31, 2005.

      During the three months ended May 31, 2005 an individual subscribed to purchase 166,500,000 shares of common stock for $75,000. As of May 31, 2005 the Company has received $60,000 of these funds and has not issued any of the stock. Accordingly 133,200,000 shares are shown as to be issued and 33,300,000 are shown as common stock subscribed as of May 31, 2005.

      From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $30,000 and $0 for the three months ended May 31, 2005 and 2004, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. The number of shares of common stock issued for services performed in the three months ended May 31, 2005 and 2004 was 15,000,000 and 0, respectively.

      During the three months ended May 31, 2005, the Company acquired 15,000,000 shares of its common stock from the Company's Chief Executive Officer and his wife in exchange for a note payable of $30,000. The 15,000,000 shares were immediately reissued for services rendered as discussed in the above paragraph. See note 9 for additional related party transactions

      During the three months ended May 31, 2004, the Company converted $19,906 of convertible secured debentures into 38,121,146 shares of common stock having a fair value of $142,160. The conversions of debt to stock were based upon negotiated conversion prices with the debtors. Based on sales of common stock for cash during the three months ended May 31, 2004 for prices below market value, no gain or loss has been recognized on the aforementioned conversions of convertible secured debentures.

NOTE 7 STOCK OPTIONS

      In December 2003, the Company issued 20,000,000 options to a consultant having a ten-year term. The exercise price is $0.001 for the first
      5,000,000 options,  $0.002 for the next 5,000,000 options,  $0.003 for the next 5,000,000 options and $0.004 for the last 5,000,000 options. The only restriction is that no more than 5,000,000 options can be exercised in any one year. The total expense associated with issuing the options of $40,000 is being recognized over the earliest periods that the options may be exercised. The expense associated with these options was $2,083 and $4,583 for the three months ended May 31, 2005 and 2004, respectively.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2005
                                   (UNAUDITED)

      In May 2005, the Company issued 12,000,000 options to an advisor having a three-year term. The exercise price is $0.003. The options are immediately exercisable. The fair value of the options of $7,200 is being amortized over the life of the contract. The expense associated with these options was $138 for the three months ended May 31, 2005. The advisor is also to receive 5% of sales on certain licensing agreements (See Note 8(A)).

NOTE 8   COMMITMENTS AND CONTINGENCIES

      (A)   LICENSES

      The Company has entered into various licensing agreements (the "agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional minor league and college sports teams. The agreements for the collectibles initially expired at various dates through 2004 and generally require the Company to pay a royalty of between 9% and 12% of sales, with certain minimum royalty payments required. The Company has renewed all royalty agreements as they pertain to professional minor league and college sports teams. The Company has decided not to renew the royalty agreements relating to current and future movie characters. The unpaid minimum royalty fees of $311,590 ($215,750 which are owed on non renewed agreements) related to these agreements are included in accrued expenses in the accompanying consolidated balance sheet. Royalty expense amounted to approximately $21,721 and $0 for the years ended May 31, 2005 and 2004, respectively.

      On February 28, 2005, the Company sold a partial interest (2.5%) in its future revenues generated under each of its National Football League ("NFL") license (2005), its National Basketball Association ("NBA") license in 2005-2006 and a license in 2006 with Major League Baseball ("MLB"), if acquired. The agreement included a clause that would extend the partial sale of revenues to an additional year of sales under the NFL license, should the Company be unsuccessful in obtaining the MLB license. The 2.5% revenues stake was sold to a third-party company for a total of $80,000. Additionally, the purchaser assumed the rights to a 1.603% anti-dilution ownership in the Company from its previous owner, as well as all of the issued shares of common stock previously owned by that party.

      In May 2005, the Company has agreed to give an advisor a 5% royalty for five years for helping the Company secure the following licensing agreements, National Hockey League ("NHL"), Arena Football and the National Basketball Association ("NBA"). In addition, in the event that the Company secures licensing agreements with minor league baseball or any of its teams, the advisor shall also receive a 5% royalty from those licensing agreements.

      (B)   OTHER CONTINGENCIES

      In fiscal 2002, a licensing company commenced a lawsuit for various causes of action for breach of contract, trademark infringement and seeking a permanent injunction precluding the Company from using any of the plaintiffs' intellectual property. The Company consented to the entry of a permanent injunction and the parties entered into a settlement agreement,

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2005
                                   (UNAUDITED)

      which resulted in the dismissal of the action in December 2003. However, despite the dismissal of the action, the plaintiff reserves the right to pursue monetary claims against the Company for its breach of various license agreements.

      The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The estimated liability, which is included in accrued expenses, was approximately $196,944 as of May 31, 2005, which includes penalties and interest.

      (C)   CONCENTRATIONS

      Approximately 97% and 67% of the Company's revenues were derived from its three largest customers during the quarters ended May 31, 2005 and 2004, respectively.

      The Company obtains a significant portion of its new borrowings from one investment group. During the three months ended May 31, 2005 and 2004, the Company borrowed $400,000 and $650,000, respectively, from this investor group. As of May 31, 2005, a total of $2,083,820 was owed to this investor group (See Note 3).

      (D)   AGREEMENTS TO MARKET SPORTS COLLECTIBLES

      In September 2004, the Company signed a licensing agreement with the National Football League, which expired on March 31, 2005. The agreement was renewed for the period April 2005 through March 2006. The agreement includes a 12% royalty paid on sales with a minimum annual royalty of $100,000, which is included in prepaid royalties as of May 31, 2005, and is being amortized.

      In March 2005, the Company signed a licensing agreement with the NBA, which expires on September 30, 2006. The agreement includes a 12% royalty paid on sales, with a minimum royalty for the period of $25,000, which is included in prepaid royalties as of May 31, 2005, and is being amortized.
      .
      On May 12, 2005, the Company signed a licensing agreement with the Arena Football League, which expires on June 30, 2007. The agreement includes a 12% royalty paid on sales with no minimum royalty guarantees. The Company paid $10,000 for the rights to the license, which is included in prepaid royalties as of May 31, 2005, and is being amortized.

      (E)   DEBT CONVERSIONS

      The Company currently does not have a sufficient number of authorized shares of common stock available if all of the convertible secured and convertible subordinated debenture holders decided to convert their debt into the Company's common stock. The Company is currently working on rectifying the situation. The provisions of the convertible secured debentures call for a 24% penalty on the amount of debt a note holder attempts to convert when there are not enough authorized shares available to do so (See Note 3 with regard to the convertible secured dentures). However the convertible subordinated debenture agreements do not contain a provision to address the inability of the debt holders to convert and the possible financial effects of this are unknown (See Note 5).

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2005
                                   (UNAUDITED)

NOTE 9   RELATED PARTY TRANSACTIONS

      The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of May 31, 2005, the amount of salary deferred was $589,421, which is included in accrued expenses-related parties. Also, $184,290 of accrued compensation was due to the Company's President's wife as of May 31, 2005.

      The Company has remaining balances due on loans payable of $21,268, which are included as loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president and other related parties as of May 31, 2005. During the three months ended May 31, 2005, the Company recorded interest expense of $528 relating to loans from its president and other related parties and $77,164 in unpaid accrued interest was payable relating to these loans as of May 31, 2005 which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

NOTE 10 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

      During the three months ended May 31, 2005, the Company received 15,000,000 treasury shares from the Company's President and his wife valued at $30,000 in exchange for a related party note payable of $30,000. These shares were subsequently issued as part of shares for financing services.

      During the three months ended May 31, 2004, the Company converted $19,906 of convertible secured debentures into 38,121,146 shares of common stock.

      Cash payments for interest expense were immaterial for the three months ended May 31, 2005 and 2004.

NOTE 11  SUBSEQUENT EVENTS

      In July 2005, we entered into a Securities Purchase Agreement with an investment group for the sale of (i) $850,000 in secured convertible notes and (ii) warrants to purchase 1,700,000 shares of our common stock. The investors purchased all of the secured convertible notes and warrants on July 7, 2005. This money is being used to purchase inventory and provide working capital. The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into the Company's common stock, at the investors' option, at the lower of:

            o     $0.0016;

            o or 25% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the collectibles marketplace.

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

GENERAL

      The  following   detailed   analysis  of  operations  should  be  read  in
conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2005.

      The Company continues to pursue its re-evaluated business model. The Company believes that licenses have evolved into less time sensitive and sale spiking properties. The Company is not renewing or continuing licenses that do not fit our new business model. The Company's new business model will be focused on more evergreen properties and those with a longer window of opportunity. The Company recognized the need to have products that addressed the mainstream consumer market where market size and repeat sales opportunities could give the Company a means to stabilize and grow its revenues. To avoid the time, expense and risks associated with in-house new product development, the Company sought out entities with mainstream consumer products whose marketability could be enhanced by the addition of the Company's licenses. These activities produced new opportunities and products that addressed new markets in keeping with the Company's new marketing direction aimed at the collegiate and professional sports marketplaces.

      In March 2005, the Company signed a licensing agreement with the NBA, which expires on September 30, 2006. The agreement includes a 12% royalty paid on sales, with a minimum royalty of $25,000, which is included in prepaid royalties as of May 31, 2005, and is being amortized.

      On May 12, 2005, the Company signed a licensing agreement with the Arena Football League, which expires on June 30, 2007. The agreement includes a 12% royalty paid on sales with no minimum royalty guarantees. The Company paid $10,000, which is included in prepaid royalties as of May 31, 2005, and is being amortized.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      On May 18, 2005, the Company entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of (i) $400,000 in secured convertible notes and (ii) warrants to purchase 47,368,422 shares of its common stock. This money is being used to re-new the Company's product license with the National Football League and to produce enough quantity of NFL related products (Fanbana's, Megaphone Caps and Scrolls) to meet expected demand for the upcoming season.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2005 COMPARED TO THREE MONTHS MAY 31, 2004.

      Net revenue for the three months ended May 31, 2005 was $15,032 compared to net revenue of $63,775 for the three months ended May 31, 2004. The decrease in revenue was due primarily to the discontinued sales in X-Men and Marvel Characters products.

      Cost of sales for the three months ended May 31, 2005 decreased by $13,481 from the three months ended May 31, 2004. Cost of sales as a percentage of revenues increased to 145.9% for the three months ended May 31, 2004 as compared to 55.5% for the same period last year. The decrease in cost is due to the decrease in sales volume. The increase as a percentage is attributable to the type of products that were sold and their impact on the decrease in sales volume that lead to a higher shipping cost per unit and resulted in a gross loss before operating and other expenses.

      Selling, general and administrative expenses for the three months ended May 31, 2005 increased to $293,126 from $230,120 for the same period the previous year. For the three months ended May 31, 2005 and May 31, 2004 the services obtained through the issuance of stock include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $30,000 and $0 respectively. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the three months ended May 31, 2005, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $610 versus charges of approximately $12,543 for the same period the previous year.

      The Company incurred interest expense of $171,666 for the three months ended May 31, 2005 as compared to $131,167 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The beneficial conversion calculation added $100,000 and $75,000 of interest expense for the three months ended May 31, 2005 and 2004, respectively.

      As a result of the above, the Company had a net loss of $471,694 for the three months ended May 31, 2005 as compared to a net loss of $315,657 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

      Since the Company's inception, it has experienced significant operating and net losses that it has been able to fund by obtaining private capital. The Company, therefore, cannot predict if and when it will generate income from operations and if it will be able to raise sufficient capital necessary to fund future operations. As of May 31, 2005, the Company has not generated sufficient revenues to meet operating expenses. As a result, there is substantial doubt about the Company's

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ability to continue as a going concern. We anticipate that we will require up to approximately $1,000,000 to fund our continued operations for the next twelve months, depending on revenues from operations.

      As of May 31, 2005, the Company had a working capital deficiency of $5,736,067. The working capital deficit increased from February 28, 2005 as a direct result of the unprofitable operations for the three months ended May 31, 2005 that resulted in cash used in operating activities of $401,117. The Company had an ending cash balance of $19,304 at May 31, 2005.

      The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the three months ended May 31, 2005 the Company received the following capital infusions:
$373,332 (net of discount) from the issuance of convertible secured debentures, $15,000 from notes and loans payable and $60,000 from common stock subscription. During the three months ended May 31, 2005, the Company made payments of $28,951 toward notes and loans payable.

      To obtain funding for its ongoing operations, the Company entered into a Securities Purchase Agreement with accredited investors on May 18, 2005, for the sale of $400,000 in secured convertible notes. The secured convertible notes bear interest at 10%, matures three years from the date of issuance, and are convertible into the Company's common stock, at the investors' option, at the lower of (i) $0.0016 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property and registration rights.

      An event of default has occurred regarding all of the convertible secured debentures outstanding as of May 31, 2005. As a result of this default, the Company is obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. The Company does not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debentures. In addition, the Company granted the investors a security interest in substantially all of its assets, including the assets of its wholly owned subsidiaries, and intellectual property.

      The Company currently does not have a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible secured debentures into the Company's common stock. The Company is working on rectifying the situation. The provisions of the debt instruments call for a 24% penalty on the amount of debt owed if a noteholder attempts to convert and there are not enough authorized shares available. The secured convertible debenture holders have informed us that they do not intend to convert any of their debt at this time. Therefore, no accrual for the penalty has been made at May 31, 2005. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      As of May 31, 2005, the Company had $500,879 in outstanding notes and loans payable, $127,300 in convertible subordinated debentures and $1,601,320 (net of discount) in outstanding convertible secured debentures. As of May 31, 2005, the Company had $1,422,690 in accounts payable, $2,338,495 in accrued expenses, accrued payroll, accrued royalties and related taxes. In November 2002, the Company successfully negotiated a long-term payment plan with the IRS to retire its outstanding payroll tax obligations. The plan was executed in December 2002 and calls for escalating monthly payments to be made over a period of 18 months. After an initial down payment of $25,800 in December 2002, the Company had agreed to a payment schedule of $5,750 for the first six months, $13,000 for the next six months and $25,000 for the final six months. The
Company made the agreed payments in a timely fashion through the first six months and is currently behind schedule on the balance. The Company is negotiating with the IRS to recast the plan in accordance with its ability to make timely payments.

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

ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      As of May 31, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. As detailed in our Controls and Procedures disclosure in our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on August 2, 2005, we determined in connection with our audit for the year ended February 28, 2005 that our controls and procedures were not effective. We further disclosed the reasons why our controls and procedures were determined to not be effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

      There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described in our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on August 2, 2005, subsequent to the period of this report, we began to implement changes to our internal controls.

                                     PART II

ITEM 1   LEGAL PROCEEDING

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

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended May 31, 2005, the Company issued 15,000,000 shares for financial services rendered.

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

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

      The Company is currently in default on all of its convertible secured debentures that the Company has issued, in the total amount of $2,083,820. The Company is also currently in default on interest payments owed on these secured convertible debentures. As a result of these defaults, the Company is obligated to pay interest and certain other amounts. The Company does not have the capital resources to pay the amounts required. The debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The debentures are secured substantially by all of the Company's assets.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5   OTHER INFORMATION

         Not applicable.

ITEM 6   EXHIBITS

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


                                            COLLECTIBLE CONCEPTS GROUP, INC.

Date:   August 23, 2005                     By: /s/ PAUL S. LIPSCHUTZ
                                              ---------------------------------
                                              Paul S. Lipschutz
                                              Chief Executive Officer
                                             (Principal Executive Officer),
                                              Principal Financial Officer and
                                              Principal Accounting Officer