Form 10QSB
period 2005-08-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2005-10-18
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended August 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 699,695,037 shares issued and outstanding as of October 14, 2005.

                        COLLECTIBLE CONCEPTS GROUP, INC.

                                      INDEX

PART I   FINANCIAL STATEMENTS
         ITEM 1    Condensed Consolidated Balance Sheet As Of August 31, 2005 (Unaudited)           3

                   Condensed Consolidated  Statements Of Operations For The Three Months Ended
                   August 31, 2005 and 2004 (Unaudited)                                             4

                   Condensed  Consolidated  Statements Of Operations  For The Six Months Ended
                   August 31, 2005 and 2004 (Unaudited)                                             5

                   Condensed  Consolidated  Statement Of Changes In  Shareholders'  Deficiency
                   For The Six Months Ended August 31, 2005 (Unaudited)                             6

                   Condensed  Consolidated  Statements  Of Cash Flows For The Six Months Ended
                   August 31, 2005 and 2004 (Unaudited)                                             7

                   Notes To Condensed  Consolidated Financial Statements As Of August 31, 2005
                   (Unaudited)                                                                    8 - 22

         ITEM 2    Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                    23 - 27

         ITEM 3    Controls and Procedures                                                          28

PART II  OTHER INFORMATION

         ITEM 1    Legal proceedings                                                                29
         ITEM 2    Unregistered sales of equity securities and use of proceeds                      29
         ITEM 3    Defaults upon senior securities                                                  29
         ITEM 4    Submission of matters to a vote of security holders                              29
         ITEM 5    Other information                                                                29
         ITEM 6    Exhibits                                                                         30

         SIGNATURES                                                                                 31

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF AUGUST 31, 2005
                                   (UNAUDITED)

                                        ASSETS
CURRENT ASSETS
Cash                                                                                   $        485,890
Accounts receivable, net of allowance for doubtful accounts of $40,678                          307,038
Prepaid expenses                                                                                106,119
Inventory                                                                                        49,593
                                                                                       ----------------
Total Current Assets                                                                            948,640
                                                                                       ----------------

PROPERTY AND EQUIPMENT, NET                                                                       2,822
                                                                                       ----------------
OTHER ASSETS
Trademarks                                                                                        1,300
Security deposits                                                                                 3,200
                                                                                       ----------------
Total Other Assets                                                                                4,500
                                                                                       ----------------

TOTAL ASSETS                                                                           $        955,962
                                                                                       ================
                     LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                                       $      1,537,728
Accrued expenses                                                                              1,634,619
Accrued expenses - related parties                                                              788,664
Convertible secured debentures, net of discount                                               1,730,556
Notes and loans payable                                                                         499,421
Loans payable - related parties                                                                   8,115
Convertible subordinated debentures                                                             127,300
                                                                                       ----------------
Total Current Liabilities                                                                     6,326,403
                                                                                       ----------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY

Common stock, $.001 par value, 700,000,000 shares authorized, 699,695,037
shares issued and outstanding                                                                   699,694
Common stock to be issued (183,362,036 shares)                                                   84,802
Additional paid-in capital                                                                   17,101,291
Common stock subscribed (33,300,000 shares)                                                      15,000
Subscription receivable                                                                         (15,000)
Deferred equity based expense                                                                  (331,250)

Accumulated deficit                                                                         (22,924,978)
                                                                                       ----------------
Total Shareholders' Deficiency                                                               (5,370,441)
                                                                                       ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                         $        955,962
                                                                                       ================


      See accompanying notes to condensed consolidated financial statements
                                        3

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                  THE THREE MONTHS ENDED AUGUST 31, 2005 & 2004
                                   (UNAUDITED)

                                                   2005            2004
                                               -----------     -----------
SALES                                          $   357,980     $   256,162

COST OF SALES                                      316,525         296,880
                                               -----------     -----------
GROSS PROFIT (LOSS)                                 41,455         (40,718)

OPERATING EXPENSES
Selling, general and administrative                351,283         264,657
                                               -----------     -----------
LOSS FROM OPERATIONS                              (309,828)       (305,375)
                                               -----------     -----------
OTHER INCOME (EXPENSE)
Consulting income                                       -              288
Forgivness of debt                                   7,000         115,000
Interest expense                                  (291,687)       (188,419)
                                               -----------     -----------
Total other income (expense)                      (284,687)        (73,131)
                                               -----------     -----------

LOSS BEFORE TAX PROVISION                         (594,515)       (378,506)
INCOME TAX PROVISION                                    -               -
                                               -----------     -----------

NET LOSS                                       $  (594,515)    $  (378,506)
                                               ===========     ===========

BASIC AND DILUTED LOSS PER SHARE               $        -      $        -
                                               ===========     ===========

WEIGHTED AVERAGE SHARES USED IN LOSS PER
SHARE CALCULATIONS - BASIC AND DILUTED         699,695,037     493,962,037
                                               ===========     ===========



      See accompanying notes to condensed consolidated financial statements
                                        4

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2005
                                   (UNAUDITED)

                                            2005               2004
                                       --------------    --------------
SALES                                  $     373,012     $      319,936

COST OF SALES                                338,459            332,295
                                       --------------    --------------
GROSS PROFIT (LOSS)                           34,553            (12,359)

OPERATING EXPENSES
Selling, general and administrative          644,409            494,776
                                       --------------    --------------
LOSS FROM OPERATIONS                        (609,856)          (507,135)

OTHER INCOME (EXPENSE)
Consulting income                                  -              3,447
Interest expense                            (463,353)          (319,586)
Forgiveness of debt                            7,000            129,111
                                       --------------    --------------
Total other income (expense)                (456,353)          (187,028)
                                       --------------    --------------

LOSS BEFORE TAX PROVISION                 (1,066,209)          (694,163)
INCOME TAX PROVISION                               -                  -
                                       --------------    --------------

NET LOSS                               $  (1,066,209)    $     (694,163)
                                       ==============    ==============

BASIC AND DILUTED LOSS PER SHARE       $           -     $            -
                                       ==============    ==============

WEIGHTED AVERAGE SHARES USED IN LOSS
PER SHARE CALCULATIONS - BASIC AND
DILUTED                                  699,695,037        468,124,391
                                       ==============    ==============






      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2005
                                   (UNAUDITED)

                                                                                                   Common Stock        Additional
                                                                       Common Stock                To be issued         Paid-In
                                                                   Shares        Amount          Shares      Amount     Capital
                                                                 -----------    --------        ---------    -------   -----------
Balance February 28, 2005                                        699,695,037    $699,694        7,162,036    $24,802   $15,873,654

Acquisition of treasury stock from CEO                           (15,000,000)    (15,000)            -          -          (15,000)

Common stock issued for financing services                        15,000,000      15,000             -          -           15,000

Beneficial conversion on convertible debentures                         -           -                -          -        1,172,003

Common stock subscribed to  (209,500,000 shares)                        -           -                -          -             -

Cash received for stock subscription                                    -           -         176,200,000     60,000          -

Amortization of deferred equity based expense                           -           -                -          -             -

Issuance of options for services rendered and financing costs           -           -                -          -           55,634

Net loss, quarter ended August 31, 2005                                 -           -                -          -             -
                                                                 -----------    --------      -----------    -------   -----------
Balance August 31, 2005                                          699,695,037    $699,694      183,362,036    $84,802   $17,101,291
                                                                 ===========    ========      ===========    =======   ===========


                                                                 Common                   Deferred
                                                                 Stock     Subscription  Equity-Based  Accumulated
                                                               Subscribed  Receivable      Expense      Deficit          Total
                                                               ----------  ------------  ------------  ------------   ------------
Balance February 28, 2005                                       $    -     $    -         ($531,250)   ($21,858,769)  ($5,791,869)

Acquisition of treasury stock from CEO                               -          -              -               -          (30,000)

Common stock issued for financing services                           -          -              -               -           30,000

Beneficial conversion on convertible debentures                      -          -                              -        1,172,003

Common stock subscribed to  (209,500,000 shares)                   75,000    (75,000)          -               -             -

Cash received for stock subscription                              (60,000)    60,000           -               -           60,000

Amortization of deferred equity based expense                        -          -           200,000            -          200,000

Issuance of options for services rendered and financing costs        -          -                              -           55,634

Net loss, quarter ended August 31, 2005                              -          -              -         (1,066,209)   (1,066,209)
                                                               ----------  ------------  ------------  ------------   ------------
Balance August 31, 2005                                         $  15,000   ($15,000)      ($331,250)  ($22,924,978)   ($5,370,441)
                                                               ==========  ============  ============  ============   ============

      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED AUGUST 31, 2005 & 2004
                                   (UNAUDITED)

                                                                            2005               2004
                                                                       -------------      -------------
CASH FLOW S FROM OPERATING ACTIVITIES:
Net loss                                                               $  (1,066,209)     $    (694,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                   3,223              7,825
Warrants issued                                                                   -               9,345
Common stock & options issued for services rendered                           85,634             88,875
Amortization of deferred equity based expense                                200,000            200,000
Forgiveness of debt                                                                -           (129,114)
Non-cash interest expense                                                     98,532             20,625
Changes in operating assets and liabilities:
Accounts receivable                                                          (90,245)            (6,758)
Loan Receivable                                                                1,245            (10,000)
Prepaid expenses                                                            (106,119)                 -
Inventory                                                                    (49,593)                 -
Accounts payable and accrued expenses                                        153,612             88,374
                                                                       -------------      -------------
Net Cash Used in Operating Activities                                       (769,920)          (424,992)
                                                                       -------------      -------------
CASH FLOW S FROM INVESTING ACTIVITIES:                                             -                  -
                                                                       -------------      -------------
CASH FLOW S FROM FINANCING ACTIVITIES:

Proceeds from common stock subscribed                                         60,000                  -
Proceeds from issuance of convertible secured debentures                   1,223,332            485,000
Repayment of notes and loans payable                                         (17,380)           (74,084)
Proceeds from notes and loans payable                                         15,000             71,500
Repayment of notes payable - related parties                                 (26,182)           (60,700)
Proceeds from notes payable - related parties                                      -              6,420
                                                                       -------------      -------------
Net Cash Provided by Financing Activities                                  1,254,770            428,136
                                                                       -------------      -------------

NET INCREASE IN CASH                                                         484,850              3,144

CASH - BEGINNING OF PERIOD                                                     1,040                 93
                                                                       -------------      -------------
CASH - END OF PERIOD                                                   $     485,890      $       3,237
                                                                       =============      =============

      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2005
                                   (UNAUDITED)

NOTE 1      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            (A) Basis of Presentation

            These condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ended February 28, 2006. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2005.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2005
                                   (UNAUDITED)

            (E) Loss Per Share

            The Company follows Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share". Basic and fully diluted loss per share amounts are computed based on net loss and divided by the weighted average number of common shares outstanding. The assumed conversion of convertible debt into 5,597,253,333 common shares and 2,902,133,574 common shares as of August 31, 2005 and 2004 respectively, and the exercise of outstanding options and warrants to purchase 82,272,308 common shares and 14,203,886 common shares as of August 31, 2005 and 2004 respectively, were not included in the computation of diluted loss per because the assumed conversion and exercise would be anti-dilutive for all periods presented. As of August 31, 2005 the Company does not have enough common shares available to convert all the eligible debt to shares if the debt holders elected to convert all of their notes and to issue the required number of shares of common stock to be issued per the statement of shareholders' deficiency. The Company and its attorney are currently working on the necessary actions to increase the number of authorized common shares.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2005
                                   (UNAUDITED)


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

NOTE 2      GOING CONCERN

            The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the
            realization  of  assets  and  the  settlement  of  liabilities   and
            commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the six months ended August 31, 2005, the Company had a working capital deficiency of $5,377,763, a shareholders' deficiency of $5,370,441, a net loss of $1,066,209 and net cash used in operations of $769,920. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3      CONVERTIBLE SECURED DEBENTURES

            On July 7, 2005, the Company at various dates issued convertible secured debentures totaling $850,000 to an investment group. These debentures mature on July 7, 2008 and bear interest at 10% per annum and are convertible into shares of the Company's common

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2005
                                   (UNAUDITED)


            stock at the lesser of $ .0016 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $846,960 (since it is limited to the amount received net of warrants having a fair market value of $3,040), which is treated as a discount on the debenture and is being amortized over the term of the loan. Of this amount $70,580 was amortized to expense during the six months ended August 31, 2005 and $776,380 remains deferred as of August 31, 2005. Additionally, the Company issued warrants to purchase 1,700,000 shares of common stock having a fair value of $3,040, of this amount $253 was amortized to expense during the six months ended August 31, 2005 and $2,787 remains deferred as of August 31, 2005. As of the date of this report, these debentures are still unpaid and in default because the Company failed to meet certain debt covenants.

            On May 18, 2005, the Company at various dates issued convertible secured debentures totaling $400,000 to an investment group. These debentures mature on May 18, 2008 and bear interest at 10% per annum and are convertible into shares of the Company's common stock at the lesser of $ .0016 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $325,043 (since it is limited to the amount received net of prepaid interest of $26,668 and warrants having a fair market value of $48,289), which is treated as a discount on the debenture and is being amortized over the term of the loan. Of this amount $27,087 was amortized to expense during the six months ended August 31, 2005 and $297,956 remains deferred as of August 31, 2005. In addition, the debenture holders withheld $26,668 as prepaid interest (through February 28, 2006), which is treated as a discount on the debenture and is being amortized over the term of the loan. Of this amount $6,667 was amortized to interest expense during the six months ended August 31, 2005 and $20,001 remains deferred as of August 31, 2005. Additionally, the Company issued warrants to purchase 47,368,422 shares of common stock having a fair value of $48,289, of this amount $4,024 was amortized to expense during the six months ended August 31, 2005 and $44,265 remains deferred as of August 31, 2005. As of the date of this report, these debentures are still unpaid and in default because the Company failed to meet certain debt covenants.

            On September 30, 2004 the Company issued $250,000 of convertible secured debentures to a group of investors. These debentures mature on September 30, 2006 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $250,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $62,500 was amortized to expense during the six months ended August 31, 2005 and $125,000 remains deferred as of August 31, 2005. Additionally, the Company issued warrants to purchase 1,500,000 shares of common stock having a fair value of $710, which was expensed during the year ended February 28, 2005. As of the date of this report, these debentures are still unpaid and in default because the Company failed to meet certain debt covenants.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2005
                                   (UNAUDITED)


            On May 28, 2004 the Company issued $550,000 of convertible secured debentures to a group of investors. These debentures mature on May 28, 2006 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $550,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $137,500 was amortized to expense during the six months ended August 31, 2005 and $206,250 remains deferred as of August 31, 2005. In addition, there was a $165,000 discount taken on the debenture, which is being amortized over its two year life. Of this amount $41,250 was amortized to interest expense during the six months ended August 31, 2005 and $61,875 remains deferred as of August 31, 2005. As of the date of this report, these debentures are still unpaid and in default because the Company failed to meet certain debt covenants.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2005
                                   (UNAUDITED)


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2005
                                   (UNAUDITED)


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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2005
                                   (UNAUDITED)


            The principal amount of $2,933,820 of the secured convertible notes is due upon a default under the terms of secured convertible notes. In addition, the Company granted the investors a security interest in substantially all of its assets, including the assets of its wholly owned subsidiaries, and intellectual property. The Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of a written demand by the investors, which will include the common stock underlying the secured convertible notes and the warrants. If the registration statement is not filed within 30 days of receipt of a written demand by the investors or if the registration statement is not declared effective within 90 days from the date of filing, the Company is required to pay liquidated damages to the investors. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, the Company is required to pay liquidated damages in shares or cash, at the election of the investors, in an amount equal to 3% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

            The Company currently does not have a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible secured debentures into the Company's common stock. The Company is working on rectifying the situation. The provisions of the debt instruments call for a 24% penalty on the amount of debt a noteholder attempts to convert and there are not enough authorized shares available. The secured convertible debenture holders have informed us that they have not and do not intend to convert any of their debt until the number of authorized shares is increased. Therefore, no accrual for the penalty has been made at August 31, 2005. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debentures. The following schedule reflects convertible secured debentures as of August 31, 2005 (in order of due date):

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


                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2005
                                   (UNAUDITED)



                 15% convertible secured debentures, due July 2004 (A)                    25,000

                 15% convertible secured debentures, due November 2004 (A)                50,000

                 15% convertible secured debentures, due January 2005 (A)                 50,000

                 15% convertible secured debentures, due February 2005 (A)                25,000

                 15% convertible secured debentures, due March 2005  (A)                 100,000

                 15% convertible secured debentures, due May 2006, net (A)               550,000

                 15% convertible secured debentures, due September 2006 (A)              250,000

                 15% convertible secured debentures, due May 2008, net (A)               400,000

                 15% convertible secured debentures, due July 2008, net (A)              850,000
                                                                                  --------------

                 Total                                                                 2,933,820
                 less unamortized discount                                             1,203,264
                                                                                  --------------
                 Total -net                                                            1,730,556
                 less current portion                                                  1,730,556
                                                                                  --------------

                 Long term portion                                                $            -
                                                                                  ==============

            (A) In default as of the date of this report

NOTE 4      NOTES AND LOANS PAYABLE

            As of August 31, 2005, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures February 28, 2006.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2005
                                   (UNAUDITED)


            The balance of the notes and loans payable, with the exception of the auto loan, are in default and remain unpaid as of August 31, 2005.

            The Company has remaining balances due on loans payable of $8,115, which are included as loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president as of August 31, 2005. During the six months ended August 31, 2005, the Company recorded interest expense of $731 relating to loans from its president and other related parties and $77,367 in unpaid accrued interest was payable relating to these loans as of August 31, 2005 which is included in accrued expenses in the accompanying condensed consolidated balance sheet (See Note 9).

NOTE 5      CONVERTIBLE SUBORDINATED DEBENTURES

            As of August 31, 2005, the Company has outstanding $71,800 of convertible subordinated debentures that were issued in prior years that bear interest at 12% per annum and matured at various times through August 2001. The debentures are in default and remain unpaid. Each $1,000 unit is convertible at any time at the holder's option, into between 143 and 1,429 shares of Company common stock for an aggregate of 38,214 common shares.

            As of August 31, 2005, the Company has outstanding $55,500 of convertible subordinated debentures that were issued in prior years that bear interest at 12% per annum and have a term of one year. The debentures are in default and remain unpaid. Each $1,000 unit is convertible at any time at the holder's option, into 1,000,000 shares of Company common stock for an aggregate of 55,500,000 common shares.

            The Company currently does not have a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible subordinated debentures into the Company's common stock. The Company is working on rectifying the situation (See Note 1(E)).

            The following schedule reflects convertible subordinated debentures as of August 31, 2005 (in order of due date):

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
                                                                                     =============

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2005
                                   (UNAUDITED)


            (A) In default

NOTE 6      COMMON STOCK

            In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. During the year ended February 28, 2005, the Company issued 7,300,000 shares of common stock owed as part of this agreement. The Company has not issued 3,962,036 shares owed as of August 31, 2005, to the third party. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital as of August 31, 2005. On February 28, 2005, ownership of the 1.603% anti-dilution agreement was sold to another company (See Note 8(A)).

            In December 2003, the Company agreed to issue 3,200,000 shares of the Company's common stock to settle $145,763 of notes and loans payable (including accrued interest of $4,733). These shares have not been issued and are shown as common stock to be issued as of August 31, 2005.

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

            During the six months ended August 31, 2005 an individual subscribed to purchase 166,500,000 shares of common stock for $75,000. Since the Company has failed to issue the original subscribed shares an additional 43,000,000 shares are owed. As of August 31, 2005 the Company has received $60,000 of these funds and has not issued any of the stock. Accordingly 176,200,000 shares are shown as to be issued and 33,300,000 are shown as common stock subscribed as of August 31, 2005.

            During the six months ended August 31, 2005, the Company acquired 15,000,000 shares of its common stock from the Company's Chief Executive Officer and his wife in exchange for a note payable of $30,000. The 15,000,000 shares were immediately reissued for services rendered as discussed in the above paragraph. See note 9 for additional related party transactions.

            From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2005
                                   (UNAUDITED)


            the selling, general and administrative expenses was $30,000 and $79,708 for the six months ended August 31, 2005 and 2004, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. The number of shares of common stock issued for services performed in the six months ended August 31, 2005 and 2004 was 15,000,000 and 31,103,100,
            respectively.

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

            In May 2005, the Company issued 12,000,000 options to an advisor having a three-year term. The exercise price is $0.003. The options are immediately exercisable. The fair value of the options of $7,200 is being amortized over the life of the contract. The expense associated with these options was $552 for the six months ended August 31, 2005. The advisor is also to receive 5% of sales on certain licensing agreements (See Note 8(A)).

NOTE 8      COMMITMENTS AND CONTINGENCIES

            (A) Licenses

            The Company has entered into various licensing agreements (the "agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional minor league and college sports teams. The agreements for the collectibles initially expired at various dates through 2004 and generally require the Company to pay a royalty of between 9% and 12% of sales, with certain minimum royalty payments required. The Company has renewed all royalty agreements as they pertain to professional minor league and college sports teams. The Company has decided not to renew the royalty agreements relating to current and future movie characters. The unpaid minimum royalty fees of $296,538 ($215,750 which are owed on non renewed agreements) related to these agreements are included in accrued expenses in the accompanying consolidated balance sheet. Royalty expense amounted to approximately $61,845 and $0 for the six months ended August 31, 2005 and 2004, respectively.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2005
                                   (UNAUDITED)


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

            In May 2005, the Company has agreed to give an advisor a 5% royalty for five years for helping the Company secure the following licensing agreements, National Hockey League ("NHL"), Minor League Baseball, Arena Football and the National Basketball Association ("NBA").

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

            The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The estimated liability, which is included in accrued expenses, was approximately $196,944 as of August 31, 2005, which includes penalties and interest.

            (C) Concentrations

            Approximately 82% and 67% of the Company's revenues were derived from its three largest customers during the quarters ended August 31, 2005 and 2004, respectively.

            The Company obtains a significant portion of its new borrowings from one investment group. During the six months ended August 31, 2005 and 2004, the Company borrowed $1,250,000 and $650,000, respectively, from this investor group. As of August 31, 2005, a total of $2,993,820 was owed to this investor group (See Note 3).

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2005
                                   (UNAUDITED)


            (D) Agreements to Market Sports Collectibles

            In September 2004, the Company signed a licensing agreement with the National Football League, which expired on March 31, 2005. The agreement was renewed for the period April 2005 through March 2006. The agreement includes a 12% royalty paid on sales with a minimum annual royalty of $100,000, which is included in prepaid royalties as of August 31, 2005, and is being amortized over the term of the agreement or until the minimum is met which ever is sooner.

            In March 2005, the Company signed a licensing agreement with the NBA, which expires on September 30, 2006. The agreement includes a 12% royalty paid on sales, with a minimum royalty for the period of $25,000, which is included in prepaid royalties as of August 31, 2005, and is being amortized over the term of the agreement or until the minimum is met which ever is sooner.

            On May 12, 2005, the Company signed a licensing agreement with the Arena Football League, which expires on June 30, 2007. The agreement includes a 12% royalty paid on sales with no minimum royalty guarantees. The Company paid $10,000 for the rights to the license, which is included in prepaid royalties as of August 31, 2005, and is being amortized over the term of the agreement or until the minimum is met which ever is sooner.

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

NOTE 9      RELATED PARTY TRANSACTIONS

            The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of August 31, 2005, the amount of salary deferred was $601,921, which is included in accrued expenses-related parties. Also, $186,743 of accrued compensation was due to the Company's President's wife as of August 31, 2005.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2005
                                   (UNAUDITED)


            The Company has remaining balances due on loans payable of $8,115, which are included as loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president and other related parties as of August 31, 2005. During the six months ended August 31, 2005, the Company recorded interest expense of $731 relating to loans from its president and other related parties and $77,367 in unpaid accrued interest was payable relating to these loans as of August 31, 2005 which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

NOTE 10 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

            During the six months ended August 31, 2005, the Company received 15,000,000 treasury shares from the Company's President and his wife valued at $30,000 in exchange for a related party note payable of $30,000. These shares were subsequently issued as part of shares for financing services.

            During the six months ended August 31, 2004, the Company converted $38,429 of convertible secured debentures into 74,463,161 shares of common stock.

            Cash payments for interest expense were immaterial for the six months ended August 31, 2005 and 2004.

NOTE 11     SUBSEQUENT EVENTS

            On September 9, 2005, the Company signed an amended National Basketball Association "NBA" licensing agreement allowing the Company to offer more products. This increase in products changes the minimum royalty agreement to $35,000, from $25,000.

            On September 12, 2005, the Company signed a licensing agreement with the National Hockey League "NHL". This agreement is for two one-year periods starting July 1, 2005, with minimum royalties of $25,000 for each year of the agreement.

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

      The Company's license portfolio includes all of the teams in the NFL, NBA, NHL and Arena Football. It also includes major colleges as: Notre Dame, LSU, Ohio State, USC and UCLA and many other nationally renowned schools.

      In March 2005, the Company signed a licensing agreement with the NBA, which expires on September 30, 2006. The agreement includes a 12% royalty paid on sales, with a minimum royalty of $25,000. On September 9, 2005, the Company signed an amended National Basketball Association "NBA" licensing agreement allowing the Company to offer more products. This increase in products changes the minimum royalty agreement to $35,000, from $25,000.

      On May 12, 2005, the Company signed a licensing agreement with the Arena Football League, which expires on June 30, 2007. The agreement includes a 12% royalty paid on sales with no minimum royalty guarantees. The Company paid $10,000 for the license.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      On September 12, 2005, the Company signed an licensing agreement with the National Hockey League "NHL". This agreement is for two one year periods starting July 1, 2005 with minimum royalties of $25,000 for each year of the agreement.

      On July 7, 2005, we entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of (i) $850,000 in secured convertible notes and (ii) warrants to purchase 1,700,000 shares of our common stock. This money is being used for payroll and to produce enough quantity of NFL related products (Fanbana's, Megaphone Caps and Scrolls) to meet expected demand for the upcoming season.

RESULTS OF OPERATIONS

SIX MONTHS ENDED AUGUST 31, 2005 COMPARED TO SIX MONTHS AUGUST 31, 2004.

      Net revenue for the six months ended August 31, 2005 was $373,012 compared to net revenue of $319,936 for the six months ended August 31, 2004. The increase in revenue was due primarily to the increase in sales of promotional products in connections with the new licenses the Company has been obtaining. For the six months ended August 31, 2005, our sales consisted of $348,550 from promotional items, $15,626 from our NFL license, $1,428 from our NBA license, $4,102 from collegiate sales and $3,306 from miscellaneous sales.

      Cost of sales for the six months ended August 31, 2005 increased by $6,164 from the six months ended August 31, 2004. Cost of sales as a percentage of revenues decreased to 90.74% for the six months ended August 31, 2005 as compared to 103.86% for the same period last year. The decrease in the cost of sales as a percentage of revenue is mainly attributable to the increased sales.

      Selling, general and administrative expenses for the six months ended August 31, 2005 increased to $644,409 from $494,776 for the same period the previous year. The increase in these expenses resulted mainly from expenses incurred to obtain new licenses ($60,000) and expenses related to financing transactions ($100,000). For the six months ended August 31, 2005 and August 31, 2004, the services obtained through the issuance of stock and options include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $85,634 and $88,875 respectively. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the six months ended August 31, 2005, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $8,546 versus charges of approximately $23,554 for the same period the previous year.

      The Company incurred interest expense of $463,353 for the six months ended August 31, 2005 as compared to $319,586 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The increase is a result of a $400,000 financing done in May 2005 and a $850,000 financing completed in August 2005. The beneficial conversion calculation added $298,532 and $200,000 of interest expense for the six months ended August 31, 2005 and 2004, respectively.

      As a result of the above, the Company had a net loss of $1,066,209 for the six months ended August 31, 2005 as compared to a net loss of $694,164 for the same period last year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED AUGUST 31, 2005 COMPARED TO THREE MONTHS AUGUST 31, 2004.

      Net revenue for the three months ended August 31, 2005 was $357,980 compared to net revenue of $256,162 for the three months ended August 31, 2004. The increase in revenue was due primarily to the increase of promotional sales generate in connections with the new licenses the Company has been obtaining. For the three months ended August 31, 2005, our sales consisted of $336,150 from promotional items, $15,626 from our NFL license, $1,428 from our NBA license, $4,102 from collegiate sales and $674 from miscellaneous sales.

      Cost of sales for the three months ended August 31, 2005 increased by $19,645 from the three months ended August 31, 2004. Cost of sales as a percentage of revenues decreased to 88.4% for the three months ended August 31, 2004 as compared to 115.9% for the same period last year. The decrease in the cost of sales as a percentage of revenue is mainly attributable to the increase in sales.

      Selling, general and administrative expenses for the three months ended August 31, 2005 increased to $351,283 from $264,657 for the same period the previous year. The increase in these expenses resulted mainly from expenses incurred to obtain new licenses ($40,000) and expenses related to financing transactions ($60,000). For the three months ended August 31, 2005 and August 31, 2004 the services obtained through the issuance of stock and options include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $55,634 and $79,708 respectively. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the three months ended August 31, 2005, the Company incurred charges relating to the costs of producing the samples as well as the related package design of approximately $7,936 versus charges of approximately $11,011 for the same period the previous year.

      The Company incurred interest expense of $291,687 for the three months ended August 31, 2004 as compared to $188,419 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin for accounting of convertible securities and notes and loans payable with beneficial conversion features. The increase is a result of a $850,000 financing completed in August 2005. The beneficial conversion calculation added $177,907 and $125,000 of interest expense respectively for the three months ended August 31, 2005 and 2004 respectively.

As a result of the above, the Company had a net loss of $594,515 for the three months ended August 31, 2005 as compared to a net loss of $378,506 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

      Since the Company's inception, it has experienced significant operating and net losses that it has been able to fund by obtaining private capital. The Company, therefore, cannot predict if and when it will generate income from operations and if it will be able to raise sufficient capital necessary to fund future operations. As of August 31, 2005, the Company has not generated sufficient revenues to meet operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern. We anticipate that we will require up to approximately $2,000,000 to fund our continued operations for the next twelve months, depending on revenues from operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      As of August 31, 2005, the Company had a working capital deficiency of $5,377,763. The working capital deficit increased from February 28, 2005 as a direct result of the unprofitable operations for the six months ended August 31, 2005 that resulted in cash used in operating activities of $769,920. The Company had an ending cash balance of $485,890 at August 31, 2005.

      The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the six months ended August 31, 2005 the Company received the following capital infusions:
$1,223,332 (net of discount) from the issuance of convertible secured debentures, $15,000 from notes and loans payable and $60,000 from common stock subscription. During the six months ended August 31, 2005, the Company made payments of $43,562 toward notes and loans payable.

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with accredited investors on May 18, 2005, for the sale of $400,000 in secured convertible notes. The secured convertible notes bear interest at 10%, matures three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.0016 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with accredited investors on July 7, 2005, for the sale of $850,000 in secured convertible notes. The secured convertible notes bear interest at 10%, matures three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.0016 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

      An event of default has occurred regarding all of the convertible secured debentures outstanding as of August 31, 2005. As a result of this default, we are obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. We do not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed us that they do not intend to take any action at this time due to the default. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debentures. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property.

      The Company currently does not have a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible secured debentures into the Company's common stock. The Company is working on rectifying the situation. The provisions of the debt instruments call for a 24% penalty on the amount of debt owed if a noteholder attempts to convert and there are not enough authorized shares available. The secured convertible debenture holders have informed us that they have not and do not intend to convert any of their debt at this time. Therefore, no accrual for the penalty has been made at August 31, 2005. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      As of August 31, 2005, the Company had $499,421 in outstanding notes and loans payable, $127,300 in convertible subordinated debentures and $1,730,556 (net of discount) in outstanding convertible secured debentures. As of August 31, 2005, the Company had $1,537,728 in accounts payable, $2,423,283 in accrued expenses, accrued payroll, accrued royalties and related taxes. In November
2002, we negotiated a long-term payment plan with the IRS to retire our outstanding payroll tax obligations. The plan was executed in December 2002 and calls for escalating monthly payments to be made over a period of 18 months. After an initial down payment of $25,800 in December 2002, we had agreed to a payment schedule of $5,750 for the first six months, $13,000 for the next six months and $25,000 for the final six months. We made the agreed payments in a timely fashion through the first six months and fell behind on the rest of the payments. We re-negotiated with the IRS, and starting on January 1, 2005, we began to pay all our current taxes on a timely basis, along with $3,000 a month towards accrued taxes until all owed taxes have been paid off.

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

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

      As of August 31, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

      Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described in our Annual Report on Form 10-KSB for the year ended February 28, 20005 and our Quarterly Report on Form 10-QSB for the quarter ended May 31, 2005, filed with the Securities and Exchange Commission on August 2, 2005 and August 23, 2005, respectively, we implemented several changes to our internal controls as a result of significant deficiencies and material weaknesses previously discovered. In June 2005, we hired a full-time bookkeeper. Our bookkeeper has been charged with establishing proper records and accounts, including establishing separate records for each of our clients and vendors. In addition, we have promoted an employee to handle all of our invoicing and billing on a full-time basis. We have made arrangements to have our accountant, who works for us on a part-time basis, to be in our offices one day each week to oversee these changes and to review and account for all transactions that occurred during the prior week. As well, we have opened several banking accounts, with each new account established for a particular purpose, such as payroll/commission and purchasing. Lastly, we have instituted a policy whereby management is prohibited from entering into verbal contracts.

      Based upon the evaluation conducted by our chief executive officer and chief financial officer in connection with this report, we believe we have made made significant progress in correcting our material deficiencies and weaknesses, however, we have not had a full quarter with our changes to our internal controls to assess whether we need to make further changes to our internal controls. We anticipate that our material deficiencies and weaknesses will be fully corrected before the end of the quarter ended November 30, 2005.

                                     PART II

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

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

      The Company is currently in default on all of its convertible secured debentures that the Company has issued, in the total amount of $2,933,820. The Company is also currently in default on interest payments owed on these secured convertible debentures. As a result of these defaults, the Company is obligated to pay interest and certain other amounts. The Company does not have the capital resources to pay the amounts required. The debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The debentures are secured by substantially all of the Company's assets.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

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


                                       COLLECTIBLE CONCEPTS GROUP, INC.

Date:   October 18, 2005               By: /s/ PAUL S. LIPSCHUTZ
                                          ----------------------
                                       Paul S. Lipschutz
                                       Chief Executive Officer

Date:   October 18, 2005               By: /s/ PAUL S. LIPSCHUTZ
                                          ----------------------
                                       Paul S. Lipschutz
                                       Principal Financial Officer and Principal
                                       Accounting Officer