Form 10KSB/A
period 2005-02-28
COLLECTIBLE CONCEPTS GROUP INC
filed 2005-10-20
CIK 1106946

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1
                                       TO


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

                               MARKETING STRATEGY


      We have expanded our marketing strategies and now produce unique collectible products for the entertainment, children's, college and professional sports markets. We market our products primarily through various distributors and independent sales organizations that collectively cover all of our markets both domestic and international. We also market our merchandise directly to consumers online through established websites such as Amazon.com and others. Our independent representatives also sell to mass merchandisers such as Target, Wal-Mart and K-Mart as well as smaller chains and independently owned stores. We are planning to market our college products through the CLP Group who will sell to college bookstores and to other on-campus retailers. For the year ended February 28, 2005, CLP Group was our primary customer, who accounted for 89% of our revenues during the year.


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

Recent Sales Of Unregistered Securities


      On November 3, 2004, we issued 20,000,000 shares of our common stock to one accredited investor in exchange for the retirement of $60,000 in loans payable. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

      On November 30, 2004, we issued 20,000,000 shares of our common stock to one accredited investor in exchange for the retirement of $40,000 in loans payable. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

      On December 8, 2004, we issued 9,900,000 shares of our common stock to three accredited investors in exchange for the retirement of $19,800 in convertible notes. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

      On February 1, 2005, we issued 5,000,000 shares of our common stock to one accredited investor in exchange for the retirement of $10,000 in loans payable. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

      On February 9, 2005, we issued 2,000,000 shares of our common stock to one accredited investor in exchange for the retirement of $4,000 in loans payable. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

      On February 16, 2005, we issued 10,000,000 shares of our common stock to one accredited investor in exchange for the retirement of $20,000 in loans payable. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

      * All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Collectible Concepts Group or executive officers of Collectible Concepts Group, and transfer was restricted by Collectible Concepts Group in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings. Except as disclosed above, we have not employed any underwriters in connection with any of the above transactions.

Equity Compensation Plans

      None.

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


      In connection with our licensing agreements with professional sports organizations and colleges and universities, we are required to pay miminum royalty fees. As of February 28, 2005, we owe $238,969 in unpaid mimimum royalties, of which $215,750 is owed on non renewed agreements.


      Our independent auditors have issued a going concern paragraph in their opinion on our consolidated financial statements that states there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.


      To obtain funding for its ongoing operations, the Company has entered into Securities Purchase Agreements with several accredited investors, on the following dates for the sale of secured convertible notes and warrants:

----------------------- ---------------- ------------ ------------------------------------------------------------- --------------
     Transaction Date       Secured       Interest                          Conversion Price                        Warrants Sold
                          Convertible       Rate
                          Notes Sold
----------------------- ---------------- ------------ ------------------------------------------------------------- --------------

----------------------- ---------------- ------------ ------------------------------------------------------------- --------------
May 2000                $400,000         10%          $0.04 or 25% of market value                                     4,000,000
                        ($258,820
                        remaining)
----------------------- ---------------- ------------ ------------------------------------------------------------- --------------
May 28, 2002            $75,000          12%          $.01 or 25% of the  average  of the  lowest  three  intraday       150,000
                                                      trading  prices during the twenty  trading days  immediately preceding conversion
----------------------- ---------------- ------------ ------------------------------------------------------------- --------------
November 26, 2002       $250,000         15%          $.01 or 25% of the  average  of the  lowest  three  intraday       500,000
                                                      trading  prices during the twenty  trading days  immediately preceding conversion
----------------------- ---------------- ------------ ------------------------------------------------------------- --------------
May 15, 2003            $25,000          15%          $.01 or 25% of the  average  of the  lowest  three  intraday        50,000
                                                      trading  prices during the twenty  trading days  immediately preceding conversion
----------------------- ---------------- ------------ ------------------------------------------------------------- --------------
June 20, 2003           $25,000          15%          $.01 or 25% of the  average  of the  lowest  three  intraday        50,000
                                                      trading  prices during the twenty  trading days  immediately preceding conversion
----------------------- ---------------- ------------ ------------------------------------------------------------- --------------
July 23, 2003           $25,000          15%          $.01 or 25% of the  average  of the  lowest  three  intraday        50,000
                                                      trading  prices during the twenty  trading days  immediately preceding conversion
----------------------- ---------------- ------------ ------------------------------------------------------------- --------------
November 14, 2003       $50,000          15%          $.01 or 25% of the  average  of the  lowest  three  intraday       100,000
                                                      trading  prices during the twenty  trading days  immediately preceding conversion
----------------------- ---------------- ------------ ------------------------------------------------------------- --------------
January 13, 2004        $50,000          15%          $.01 or 25% of the  average  of the  lowest  three  intraday       100,000
                                                      trading  prices during the twenty  trading days  immediately preceding conversion
----------------------- ---------------- ------------ ------------------------------------------------------------- --------------
February 13, 2004       $25,000          15%          $.01 or 25% of the  average  of the  lowest  three  intraday        50,000
                                                      trading  prices during the twenty  trading days  immediately preceding conversion
----------------------- ---------------- ------------ ------------------------------------------------------------- --------------
March 16, 2004          $100,000         15%          $.01 or 25% of the  average  of the  lowest  three  intraday       200,000
                                                      trading  prices during the twenty  trading days  immediately preceding conversion
----------------------- ---------------- ------------ ------------------------------------------------------------- --------------
May 28, 2004            $550,000         15%          $.01 or 25% of the  average  of the  lowest  three  intraday     1,650,000
                                                      trading  prices during the twenty  trading days  immediately preceding conversion
----------------------- ---------------- ------------ ------------------------------------------------------------- --------------
September 30, 2004      $250,000         15%          $.01 or 25% of the  average  of the  lowest  three  intraday     1,250,000
                                                      trading  prices during the twenty  trading days  immediately preceding conversion
----------------------- ---------------- ------------ ------------------------------------------------------------- --------------
May 18, 2005            $400,000         15%          $.0016 or 25% of the  average of the lowest  three  intraday    47,368,422
                                                      trading  prices during the twenty  trading days  immediately preceding conversion
----------------------- ---------------- ------------ ------------------------------------------------------------- --------------
July 7, 2005            $850,000         15%          $.0016 or 25% of the  average of the lowest  three  intraday     1,700,000
                                                      trading  prices during the twenty  trading days  immediately preceding conversion
----------------------- ---------------- ------------ ------------------------------------------------------------- --------------

      The secured convertible notes bear interest as described above, typically mature two years from the date of issuance or two years from when the company is in compliance with the terms of the securities purchase agreements, and are convertible into our common stock, at the investors' option, on the terms as described above. As of September 30, 2005, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over the Counter Bulletin Board was $.001 and, therefore, the conversion price for the secured convertible notes was $.00025. Based on this conversion price, the $2,933,820 in secured convertible notes remaining, excluding interest, were convertible into 11,735,280,000 shares of our common stock. If the Company's stock price should decrease, the Company will be required to issue substantially more shares, which will cause dilution to the Company's existing stockholders. There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of the Company's common stock.

      In connection with the sale of convertible notes, we granted the investors registration rights. Pursuant to the registration rights agreements, we were required to file registration statements for the shares underlying the convertible notes and warrants within a specified period of time from the sale of such securities and to have the registration statement declared effective by the Securities and Exchange Commission within another specified period of time. In the event that we did not timely file the registration statements or have them declared effective, we are obligated to pay liquidated damages. We have not filed any registration statements registering the securities underlying the convertible securities. As a result, an event of default has occurred regarding all of the above listed secured convertible debentures, except for the secured convertible debentures issued July 7, 2005. As a result of this default, we are obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. We do not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed us that they do not intend to take any action at this time due to the default. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property.


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


      The lack of a sufficient number of authorized shares of common stock available for the conversion of all our outstanding convertible debt resulted from a combination of issues. First, as a result of the variable conversation price, as our stock price has declined since we first issued the convertible notes/debentures, resulting in a significant increase in the number of shares issuable upon conversion of all our outstanding convertible debt. Second, since becoming a public company, we have had problems in filing our periodic reports on a timely basis. Between the filing of our quarterly report on January 14, 2002 for the quarter ended August 31, 2001 (which itself was not timely filed) and the filing of our quarterly report on July 20, 2004 for the quarter ended November 30, 2001, we did not file any periodic reports. On April 14, 2005, we filed our quarterly report for the quarter ended November 30, 2004, which brought us current for the first time in several years. Unfortunately, we did not file our annual report for the year ended February 28, 2005 or our quarterly reports for the quarter ended May 31, 2005 on a timely basis. Those reports have subsequently been filed and we are now current in our reporting requirements. However, as a result of our lack of filings, we were unable to file an information/proxy statement during that time to increase the number of shares of our authorized common stock. In addition, as a result of our lack of filings, we had limited ability to raise funds. As a result, we sold multiple rounds of convertible debentures/notes at a significant discount to the market price in order to continue our operations during such time. As a result, there were not enough shares of common stock that were authorized but unissued underlying those convertible debentures/notes, when issued.

      In order to have a sufficient number of authorized shares of common stock available for the conversion of all our outstanding convertible debt, we need to increase the number of shares of common stock that we are authorized to issue. We have filed a preliminary information statement with the Securities and Exchange Commission, which has been amended and is being reviewed by the SEC, stating that a majority of our shareholders have voted in favor of an amendment to our certificate of incorporation to increase the authorized number of shares of common stock. Once we have cleared all comments from the SEC, we will file a definitive information statement with the SEC. After we file the definitive information statement, we will mail a copy of the definitive information statement, along with all documents incorporated by reference therein, to our shareholders of record. 20 days after mailing of the information statement, we will file a certificate of amendment with the Delaware secretary of state amending our certificate of incorporation to increase the number of shares of authorized common stock. Upon the certificate of amendment being accepted by the Delaware Secretary of State, we will have a sufficient number of authorized shares of common stock available for the conversion of all our outstanding convertible debt.


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


      While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for 12 months or more. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

      We will still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

      By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

                                  RISK FACTORS

      Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

      Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

      Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATING TO OUR BUSINESS:

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

      We incurred net losses of $1,680,968 for the year ended February 28, 2005 and $1,322,823 for the year ended February 29, 2004. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits will depend upon various factors, including whether we will be able to increase revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

      We will require additional funds to sustain and expand our product manufacturing and licensing activities. We anticipate that we will require up to approximately $500,000 to fund our anticipated operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations.

      There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans. Any additional equity financing may involve substantial dilution to our then existing shareholders.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

      In their report dated June 6, 2005, our independent registered public accounting firm stated that our financial statements for the year ended February 28, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our working capital deficiency of $5,105,539, shareholders' deficiency of $5,791,869, net loss of $1,680,968 and net cash used in operations of $735,665 as of February 28, 2005. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

MANY OF OUR COMPETITORS ARE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.

      The general market for our products and services is extremely competitive and includes several companies which have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

A SUBSTANTIAL PORTION OF OUR REVENUE IS DERIVED FROM A SINGLE CUSTOMER.

      Our largest customer, CLP Group accounted for approximately 89% of our gross revenue during fiscal year ended February 28, 2005. We do not enter into long-term agreements with any of our customers. Instead, we enter into a number of individual purchase order commitments with our customers. A decision by our significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations.

A   MANUFACTURER'S   INABILITY   TO  PRODUCE  OUR  GOODS  ON  TIME  AND  TO  OUR
SPECIFICATIONS COULD RESULT IN LOST REVENUE AND NET LOSSES

      We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications by a foreign manufacturer. During fiscal 2005, all of our products were manufactured by a small number of manufacturers. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect as our revenues would decrease and we would incur net losses as a result of sales of the product, if any sales could be made. Further, because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

IF WE NEED TO REPLACE MANUFACTURERS, OUR EXPENSES COULD INCREASE RESULTING IN SMALLER PROFIT MARGINS

      We compete with other companies for the production capacity of our manufacturers. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production. If we experience a significant increase in demand, or if our existing manufacturers must be replaced, we may have to expand our third-party manufacturing capacity. We cannot assure you that this additional capacity will be available when required on terms that are acceptable to us or similar to existing terms which we have with our current manufacturers, either from a production standpoint or a financial standpoint. The manufacturers we use do not produce our products exclusively.

      Should we be forced to replace our current manufacturers, who we rely upon for all of our production needs, then we may experience an adverse financial impact, or an adverse operational impact, such as being forced to pay increased costs for such replacement manufacturing or delays upon distribution and delivery of our products to our customers, which could cause us to lose customers or lose revenues because of late shipments.

IF A MANUFACTURER OF OURS FAILS TO USE ACCEPTABLE LABOR PRACTICES, WE MIGHT HAVE DELAYS IN SHIPMENTS OR FACE JOINT LIABILITY FOR VIOLATIONS, RESULTING IN DECREASED REVENUE AND INCREASED EXPENSES

      While we require our independent manufacturers to operate in compliance with applicable laws and regulations, we have no control over the ultimate actions of our independent manufacturers. While our internal and vendor operating guidelines promote ethical business practices and our staff and buying agents periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer of ours, or by one of our licensing partners, or the divergence of an independent manufacturer's or licensing partner's labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.

THE FAILURE TO MANAGE OUR GROWTH IN OPERATIONS AND ACQUISITIONS OF NEW PRODUCT LINES AND NEW BUSINESSES COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

      The expected growth of our operations (as to which no representation can be made) will place a significant strain on our current management resources. To manage this expected growth, we will need to improve our:

      o     operations and financial systems;
      o     procedures and controls; and
      o     training and management of our employees.

      Our future growth may be attributable to acquisitions of and new product lines and new businesses. We expect that future acquisitions, if successfully consummated, will create increased working capital requirements, which will likely precede by several months any material contribution of an acquisition to our net income.

      Our failure to manage growth or future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities.

      Although we currently only have operations within the United States, if we were to acquire an international operation; we will face additional risks, including:

      o difficulties in staffing, managing and integrating international operations due to language, cultural or other differences;

      o     Different or conflicting regulatory or legal requirements;

      o     foreign currency fluctuations; and

      o     diversion of significant time and attention of our management.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. LIPSCHUTZ, OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND SALES PERSONNEL HAVING EXPERIENCE IN BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

      Our success depends to a significant extent upon the continued service of Mr. Paul Lipschutz, our Chief Executive Officer and sole director. We do not have an employment agreement with Mr. Lipschutz. Loss of the services of Mr. Lipschutz could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Lipschutz. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

POTENTIAL PRODUCT LIABILITY CLAIMS COULD AFFECT OUR EARNINGS AND FINANCIAL CONDITION.

      We face a potential risk of liability claims based on our products and services, and we have faced such claims in the past. We currently do not have any product liability coverage but are attempting to obtain coverage which we will believe to be adequate. We cannot assure, however, that we will be able to obtain or maintain this insurance at reasonable cost and on reasonable terms. We also cannot assure that this insurance, if obtained, will be adequate to protect us against a product liability claim, should one arise. In the event that a product liability claim is successfully brought against us, it could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SECURED CONVERTIBLE NOTES AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

      As of August 29, 2005, we had 699,695,037 shares of common stock issued and outstanding, secured convertible notes outstanding that may be converted into an estimated 10,250,000,000 shares of common stock at current market prices and outstanding warrants to purchase 57,218,422 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

      Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price as of August 26, 2005 of $0.0018 per share.

                                                                           Number                         % of
% Below             Price Per                  With Discount             of Shares                      Outstanding
Market                 Share                     at 75%                  Issuable                         Stock
------                 -----                     ------                  --------                         -----
25%                   $.00135                    $.0003375              9,111,111,112                     92.87%
50%                   $.0009                     $.000225              13,666,666,667                     95.13%
75%                   $.00045                    $.0001125             27,333,333,334                     97.50%

      As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

      The secured convertible notes are convertible into shares of our common stock at a 75% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the investors convert and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The investors could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of the secured convertible notes, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE SECURED CONVERTIBLE NOTES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

      The issuance of shares upon conversion of the secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the investors may ultimately convert and sell the full amount issuable on conversion. Although the investors may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding common stock, this restriction does not prevent the investors from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the investors could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IN THE EVENT THAT OUR STOCK PRICE DECLINES, THE SHARES OF COMMON STOCK ALLOCATED FOR CONVERSION OF THE SECURED CONVERTIBLE NOTES TO BE REGISTERED PURSUANT TO A REGISTRATION STATEMENT MAY NOT BE ADEQUATE AND WE MAY BE REQUIRED TO FILE A SUBSEQUENT REGISTRATION STATEMENT COVERING ADDITIONAL SHARES. IF THE SHARES WE HAVE ALLOCATED AND PLAN TO REGISTER ARE NOT ADEQUATE AND WE ARE REQUIRED TO FILE AN ADDITIONAL REGISTRATION STATEMENT, WE MAY INCUR SUBSTANTIAL COSTS IN CONNECTION THEREWITH.

      Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the secured convertible notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the secured convertible notes. Accordingly, we plan to allocate and register at least 10,250,000,000 shares to cover the conversion of the secured convertible notes. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the secured convertible notes and plan to register may not be adequate. If the shares we allocate and register pursuant to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING SECURED CONVERTIBLE NOTES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE NOTES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

      Between 2000 and 2005, we entered into Securities Purchase Agreements for the sale of an aggregate of $3,075,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with interest, two years from the date of issuance (or three years from the date of issuance for those issued in 2005) or two years (or three years for those issued in 2005) from when the company is in compliance with the terms of the securities purchase agreements, unless sooner converted into shares of our common stock. We currently have $3,075,000 secured convertible notes outstanding. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreements or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we are required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

WE ARE CURRENTLY IN DEFAULT UNDER THE SECURITIES PURCHASE AGREEMENTS AND SECURED CONVERTIBLE NOTES AND THE INVESTORS HAVE THE RIGHT TO TAKE POSSESSION OF ALL OUR GOODS, INVENTORY, CONTRACTUAL RIGHTS AND GENERAL INTANGIBLES, RECEIVABLES, DOCUMENTS, INSTRUMENTS, CHATTEL PAPER, AND INTELLECTUAL PROPERTY.

      In connection with the Securities Purchase Agreements we entered into in between 2000 and 2005, we granted in favor of the investors a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. Pursuant to the terms of the Securities Purchase Agreements, an event of default has occurred. Pursuant to the Security
Agreements, in the event of a default, the Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of the date of this filing, the Investors have not declared a default by the Company, although there can be no assurance that they will not declare a default in the future.

RISKS RELATING TO OUR COMMON STOCK:

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

      Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Prior to May 2001 and new management, we were delinquent in our reporting requirements, having failed to file our quarterly and annual reports for the years ended 1998 - 2000 (except the quarterly reports for the first two quarters of 1999). We have been current in our reporting requirements for the last three years, however, there can be no assurance that in the future we will always be current in our reporting requirements.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and
      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

      In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and
      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and
      o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


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

      These deficiencies could have resulted in material misstatements to the financial statements for the year ended February 28, 2005. We are taking corrective action to resolve these weaknesses and deficiencies. In June 2005, we hired a full-time bookkeeper. Our bookkeeper has been charged with establishing proper records and accounts, including establishing separate records for each of our clients and vendors. In addition, we have promoted an employee to handle all of our invoicing and billing on a full-time basis. We have made arrangements to have our accountant, who works for us on a part-time basis, to be in our offices one day each week to oversee these changes and to review and account for all transactions that occurred during the prior week. As well, we have opened several banking accounts, with each new account established for a particular purpose, such as payroll/commission and purchasing. Lastly, we have instituted a policy whereby management is prohibited from entering into verbal contracts. We believe that these actions will correct the material deficiencies and significant weaknesses in our controls and procedures and we anticipate that our material deficiencies and weaknesses will be fully corrected before the end of the November 30, 2005 quarter.

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


10.4 Professional Services Agreement, dated as of September 1, 2004, by and between the Company and JRT Associates, Inc.

10.5 Amendment, dated May 4, 2005, to the Professional Services Agreement by and between the Company and JRT Associates, Inc.

10.6 Amendment, dated May 4, 2005, to the Professional Services Agreement by and between the Company and JRT Associates, Inc.

10.7 Amendment, dated May 4, 2005, to the Professional Services Agreement by and between the Company and JRT Associates, Inc.

10.8 Amendment, dated May 4, 2005, to the Professional Services Agreement by and between the Company and JRT Associates, Inc.


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

                        Collectible Concepts Group, Inc., a Delaware Corporation



Dated October 20, 2005          By: /s/ Paul Lipschutz
                                     ----------------------
                                     Paul Lipschutz
                                     Chief Executive Officer (Principal
                                     Executive Officer), Principal Financial
                                     Officer and Principal Accounting Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date






/s/ Paul Lipschutz          Chief Executive Officer             October 20, 2005
-------------------------   (Principal Executive Officer),
Paul Lipschutz              Principal Financial Officer,
                            Principal Accounting Officer and
                            Director


/s/ Jay Lipschutz           Director                            October 20, 2005
-------------------------
Jay Lipschutz