Form 10QSB/A
period 2005-05-30
COLLECTIBLE CONCEPTS GROUP INC
filed 2005-10-20
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB


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


      The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the three months ended May 31, 2005 the Company received the following capital infusions:
$373,332 (net of discount) from the issuance of convertible secured debentures and $15,000 from notes and loans payable. During the three months ended May 31, 2005, the Company made payments of $28,951 toward notes and loans payable.


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


      We believe that we have made significant progress in correcting these material deficiencies and weaknesses, although we cannot be assured of such progress until they are reviewed by our chief executive officer and chief financial officer in connection with their evaluation at the quarter ended September 30, 2005. We anticipate that our material deficiencies and weaknesses will be fully corrected before the end of the quarter ended November 30, 2005.

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

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS


      In March 2005, we sold a promissory note to Joseph Kemrowski in the amount of $15,000. The note was due and payable 30 days from issuance and accrued interest at the rate of 10% per annum. The note was repaid during the three months ended May 31, 2005.

      During the three months ended May 31, 2005, the Company issued 15,000,000 shares of common stock to Richard Epstein for financial services rendered. We valued the services rendered at $30,000.

      On May 18, 2005, we entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of (i) $400,000 in secured convertible notes and (ii) warrants to purchase 47,368,422 shares of our common stock. The investors purchased all of the secured convertible notes and warrants on May 18, 2005.

      The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.0016 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.002 per share. In addition the warrants exercise price gets adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant.


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

                                        COLLECTIBLE CONCEPTS GROUP, INC.



Date: October 20, 2005                  By: /s/ PAUL S. LIPSCHUTZ
                                            ------------------------------------
                                            Paul S. Lipschutz
                                            Chief Executive Officer
                                            (Principal Executive Officer),
                                            Principal Financial Officer and
                                            Principal Accounting Officer