Form 10KSB/A
period 2005-02-28
COLLECTIBLE CONCEPTS GROUP INC
filed 2005-12-16
CIK 1106946

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 AMENDMENT NO. 2
                                       TO



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

      On February 28, 2005, the Company sold to Alizay Consultant Limited a 2.5% interest in its future revenues generated under each of its National Football League ("NFL") license (2005), its National Basketball Association ("NBA") license in 2005-2006 and any future license in 2006 with Major League Baseball ("MLB"), if obtained. The agreement included a clause that would extend the partial sale of revenues to an additional year of sales under the NFL license, should the Company be unsuccessful in obtaining the MLB license.


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


      To obtain funding for its ongoing operations, the Company has entered into Securities Purchase Agreements with several accredited investors, on the following dates for the sale of secured convertible notes and warrants:



    Transaction Date           Secured         Interest                      Conversion Price                      Warrants Sold
                          Convertible Notes      Rate
                                 Sold
------------------------- ------------------- ------------ ------------------------------------------------------ ---------------
May 2000                  $400,000            10%          $0.04 or 25% of market value                                4,000,000
                          ($258,820
                          remaining)
------------------------- ------------------- ------------ ------------------------------------------------------ ---------------
May 28, 2002              $75,000             12%          $.01  or 25%  of the  average  of  the  lowest  three         150,000
                                                           intraday  trading  prices  during the twenty  trading
                                                           days immediately preceding conversion
------------------------- ------------------- ------------ ------------------------------------------------------ ---------------
November 26, 2002         $250,000            15%          $.01  or 25%  of the  average  of  the  lowest  three         500,000
                                                           intraday  trading  prices  during the twenty  trading
                                                           days immediately preceding conversion
------------------------- ------------------- ------------ ------------------------------------------------------ ---------------
May 15, 2003              $25,000             15%          $.01  or 25%  of the  average  of  the  lowest  three          50,000
                                                           intraday  trading  prices  during the twenty  trading
                                                           days immediately preceding conversion
------------------------- ------------------- ------------ ------------------------------------------------------ ---------------
June 20, 2003             $25,000             15%          $.01  or 25%  of the  average  of  the  lowest  three          50,000
                                                           intraday  trading  prices  during the twenty  trading
                                                           days immediately preceding conversion
------------------------- ------------------- ------------ ------------------------------------------------------ ---------------
July 23, 2003             $25,000             15%          $.01  or 25%  of the  average  of  the  lowest  three          50,000
                                                           intraday  trading  prices  during the twenty  trading
                                                           days immediately preceding conversion
------------------------- ------------------- ------------ ------------------------------------------------------ ---------------
November 14, 2003         $50,000             15%          $.01  or 25%  of the  average  of  the  lowest  three         100,000
                                                           intraday  trading  prices  during the twenty  trading
                                                           days immediately preceding conversion
------------------------- ------------------- ------------ ------------------------------------------------------ ---------------
January 13, 2004          $50,000             15%          $.01  or 25%  of the  average  of  the  lowest  three         100,000
                                                           intraday  trading  prices  during the twenty  trading
                                                           days immediately preceding conversion
------------------------- ------------------- ------------ ------------------------------------------------------ ---------------
February 13, 2004         $25,000             15%          $.01  or 25%  of the  average  of  the  lowest  three          50,000
                                                           intraday  trading  prices  during the twenty  trading
                                                           days immediately preceding conversion
------------------------- ------------------- ------------ ------------------------------------------------------ ---------------
March 16, 2004            $100,000            15%          $.01  or 25%  of the  average  of  the  lowest  three         200,000
                                                           intraday  trading  prices  during the twenty  trading
                                                           days immediately preceding conversion
------------------------- ------------------- ------------ ------------------------------------------------------ ---------------
May 28, 2004              $550,000            15%          $.01  or 25%  of the  average  of  the  lowest  three       1,650,000
                                                           intraday  trading  prices  during the twenty  trading
                                                           days immediately preceding conversion
------------------------- ------------------- ------------ ------------------------------------------------------ ---------------
September 30, 2004        $250,000            15%          $.01  or 25%  of the  average  of  the  lowest  three       1,250,000
                                                           intraday  trading  prices  during the twenty  trading
                                                           days immediately preceding conversion
------------------------- ------------------- ------------ ------------------------------------------------------ ---------------
May 18, 2005              $400,000            15%          $.0016  or 25% of the  average  of the  lowest  three      47,368,422
                                                           intraday  trading  prices  during the twenty  trading
                                                           days immediately preceding conversion
------------------------- ------------------- ------------ ------------------------------------------------------ ---------------
July 7, 2005              $850,000            15%          $.0016  or 25% of the  average  of the  lowest  three       1,700,000
                                                           intraday  trading  prices  during the twenty  trading
                                                           days immediately preceding conversion
------------------------- ------------------- ------------ ------------------------------------------------------ ---------------

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


      In connection with the sale of convertible notes, we granted the investors registration rights. Pursuant to the registration rights agreements, we were required to file registration statements for the shares underlying the convertible notes and warrants within a specified period of time from the sale of such securities and to have the registration statement declared effective by the Securities and Exchange Commission within another specified period of time. In the event that we did not timely file the registration statements or have them declared effective, we are obligated to pay liquidated damages. We have not filed any registration statements registering the securities underlying the convertible securities. As a result, an event of default has occurred regarding all of the above listed secured convertible debentures, except for the secured convertible debentures issued July 7, 2005. As a result of this default, we are obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. We do not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed us that they do not intend to take any action at this time due to the default. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property. These events of default, taken as a whole, are reasonably likely to have a material impact on our short-term and long-term liquidity. The investors have been willing in the past to provide us with capital as needed to sustain our day-to-day operations and to forego enforcing default provisions, however, no assurance can be given that they will provide such capital in the future or continue to forego enforcing default provisions, which they are under no obligation to do so. In the event that we need additional capital in the future for our day-to-day operations, and the investors do not provide such funds, we will have to seek capital from new investors. As a result of these events of default and that all of our assets are secured by the current investors, it is highly unlikely that we would be able to obtain additional capital from other investors. If we are unable to obtain additional capital, we would likely be required to curtail or cease our operations. As all of our assets are secured by our existing lendors, of which we are currently in default, we do not anticipate filing for bankruptcy protection, as all of our assets would be transferred to our lendors pursuant to our existing security agreements.



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


10.4 Professional Services Agreement, dated as of September 1, 2004, by and between the Company and JRT Associates, Inc., filed as an exhibit to the amended annual report on Form 10-KSB, field with the Commission on October 20, 2005 and incorporated herein by reference.

10.5 Amendment, dated May 4, 2005, to the Professional Services Agreement by and between the Company and JRT Associates, Inc., filed as an exhibit to the amended annual report on Form 10-KSB, field with the Commission on October 20, 2005 and incorporated herein by reference.

10.6 Amendment, dated May 4, 2005, to the Professional Services Agreement by and between the Company and JRT Associates, Inc., filed as an exhibit to the amended annual report on Form 10-KSB, field with the Commission on October 20, 2005 and incorporated herein by reference.

10.7 Amendment, dated May 4, 2005, to the Professional Services Agreement by and between the Company and JRT Associates, Inc., filed as an exhibit to the amended annual report on Form 10-KSB, field with the Commission on October 20, 2005 and incorporated herein by reference.

10.8 Amendment, dated May 4, 2005, to the Professional Services Agreement by and between the Company and JRT Associates, Inc., filed as an exhibit to the amended annual report on Form 10-KSB, field with the Commission on October 20, 2005 and incorporated herein by reference.

10.9 Amendment, dated January 31, 2005, to the Professional Services Agreement by and between the Company and JRT Associates, Inc., filed as an exhibit to the amended annual report on Form 10-KSB, field with the Commission on October 20, 2005 and incorporated herein by reference.

10.10 License Agreement, dated May 12, 2005, by and between the Company and Bravado International Group Merchandising Services, Inc., filed as an exhibit to the amended annual report on Form 10-KSB, field with the Commission on October 20, 2005 and incorporated herein by reference.

10.11 Amendment, dated September 9, 2005, to the Retail Product License Agreement by and between the Company and NBA Properties, Inc., filed as an exhibit to the amended annual report on Form 10-KSB, field with the Commission on October 20, 2005 and incorporated herein by reference.

10.12 Retail Product License Agreement, dated August 26, 2005, by and between the Company and NHL Enterprises, L.P., filed as an exhibit to the amended annual report on Form 10-KSB, field with the Commission on October 20, 2005 and incorporated herein by reference.


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

                        Collectible Concepts Group, Inc., a Delaware Corporation




Dated December 16, 2005          By: /s/ Paul Lipschutz
                                     ----------------------
                                     Paul Lipschutz
                                     Chief Executive Officer (Principal
                                     Executive Officer), Principal Financial
                                     Officer and Principal Accounting Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date





/s/ Paul Lipschutz          Chief Executive Officer            December 16, 2005
-------------------------   (Principal Executive Officer),
Paul Lipschutz              Principal Financial Officer,
                            Principal Accounting Officer and
                            Director


/s/ Jay Lipschutz           Director                           December 16, 2005
-------------------------
Jay Lipschutz