Form 10QSB/A
period 2005-05-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2005-12-16
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                AMENDMENT NO. 2
                                       TO
                                   FORM 10-QSB



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


      To obtain funding for its ongoing operations, the Company has entered into Securities Purchase Agreements with several accredited investors, on the following dates for the sale of secured convertible notes and warrants:

     Transaction Date            Secured      Interest                          Conversion Price                       Warrants Sold
                               Convertible      Rate
                               Notes Sold
---------------------------- ---------------- --------- ------------------------------------------------------------- --------------
May 2000                     $400,000         10%       $0.04 or 25% of market value                                     4,000,000
                             ($258,820
                             remaining)
---------------------------- ---------------- --------- ------------------------------------------------------------- --------------
May 28, 2002                 $75,000          12%       $.01 or 25% of the  average  of the  lowest  three  intraday       150,000
                                                        trading  prices during the twenty  trading days  immediately preceding conversion
---------------------------- ---------------- --------- ------------------------------------------------------------- --------------
November 26, 2002            $250,000         15%       $.01 or 25% of the  average  of the  lowest  three  intraday       500,000
                                                        trading  prices during the twenty  trading days  immediately preceding conversion
---------------------------- ---------------- --------- ------------------------------------------------------------- --------------
May 15, 2003                 $25,000          15%       $.01 or 25% of the  average  of the  lowest  three  intraday        50,000
                                                        trading  prices during the twenty  trading days  immediately preceding conversion
---------------------------- ---------------- --------- ------------------------------------------------------------- --------------
June 20, 2003                $25,000          15%       $.01 or 25% of the  average  of the  lowest  three  intraday        50,000
                                                        trading  prices during the twenty  trading days  immediately preceding conversion
---------------------------- ---------------- --------- ------------------------------------------------------------- --------------
July 23, 2003                $25,000          15%       $.01 or 25% of the  average  of the  lowest  three  intraday        50,000
                                                        trading  prices during the twenty  trading days  immediately preceding conversion
---------------------------- ---------------- --------- ------------------------------------------------------------- --------------
November 14, 2003            $50,000          15%       $.01 or 25% of the  average  of the  lowest  three  intraday       100,000
                                                        trading  prices during the twenty  trading days  immediately preceding conversion
---------------------------- ---------------- --------- ------------------------------------------------------------- --------------
January 13, 2004             $50,000          15%       $.01 or 25% of the  average  of the  lowest  three  intraday       100,000
                                                        trading  prices during the twenty  trading days  immediately preceding conversion
---------------------------- ---------------- --------- ------------------------------------------------------------- --------------
February 13, 2004            $25,000          15%       $.01 or 25% of the  average  of the  lowest  three  intraday        50,000
                                                        trading  prices during the twenty  trading days  immediately preceding conversion
---------------------------- ---------------- --------- ------------------------------------------------------------- --------------
March 16, 2004               $100,000         15%       $.01 or 25% of the  average  of the  lowest  three  intraday       200,000
                                                        trading  prices during the twenty  trading days  immediately preceding conversion
---------------------------- ---------------- --------- ------------------------------------------------------------- --------------
May 28, 2004                 $550,000         15%       $.01 or 25% of the  average  of the  lowest  three  intraday     1,650,000
                                                        trading  prices during the twenty  trading days  immediately preceding conversion
---------------------------- ---------------- --------- ------------------------------------------------------------- --------------
September 30, 2004           $250,000         15%       $.01 or 25% of the  average  of the  lowest  three  intraday     1,250,000
                                                        trading  prices during the twenty  trading days  immediately preceding conversion
---------------------------- ---------------- --------- ------------------------------------------------------------- --------------
May 18, 2005                 $400,000         15%       $.0016 or 25% of the  average of the lowest  three  intraday    47,368,422
                                                        trading  prices during the twenty  trading days  immediately preceding conversion
---------------------------- ---------------- --------- ------------------------------------------------------------- --------------
July 7, 2005                 $850,000         15%       $.0016 or 25% of the  average of the lowest  three  intraday     1,700,000
                                                        trading  prices during the twenty  trading days  immediately preceding conversion

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

ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.


      As of May 31, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with our audit for the year ended February 28, 2005, which was not completed before the quarter ended May 31, 2005, we determined that our controls and procedures were not effective, as explained further below under the section, "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls."

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


      We believe that we have made significant progress in correcting these material deficiencies and weaknesses, although we cannot be assured of such progress until they are reviewed by our chief executive officer and chief financial officer in connection with their evaluation at the quarter ended November 30, 2005. We anticipate that our material deficiencies and weaknesses will be fully corrected by the end of the quarter ended November 30, 2005.

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

                                        COLLECTIBLE CONCEPTS GROUP, INC.




Date: December 16, 2005                 By: /s/ PAUL S. LIPSCHUTZ
                                            ------------------------------------
                                            Paul S. Lipschutz
                                            Chief Executive Officer
                                            (Principal Executive Officer),
                                            Principal Financial Officer and
                                            Principal Accounting Officer