Form 10QSB/A
period 2005-08-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2005-12-16
CIK 1106946

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


                                       COLLECTIBLE CONCEPTS GROUP, INC.

Date:   December 16, 2005              By: /s/ PAUL S. LIPSCHUTZ
                                          ----------------------
                                       Paul S. Lipschutz
                                       Chief Executive Officer

Date:   December 16, 2005              By: /s/ PAUL S. LIPSCHUTZ
                                          ----------------------
                                       Paul S. Lipschutz
                                       Principal Financial Officer and Principal
                                       Accounting Officer