Form 10QSB
period 2005-11-30
COLLECTIBLE CONCEPTS GROUP INC
filed 2006-01-30
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 699,695,037 shares issued and outstanding as of January 23, 2006.

                        COLLECTIBLE CONCEPTS GROUP, INC.

                                      INDEX


PART I    FINANCIAL STATEMENTS
          ITEM 1       Condensed Consolidated Balance Sheet As Of November 30, 2005 (Unaudited)         3


                       Condensed Consolidated  Statements Of Operations For The Three Months Ended
                       November 30, 2005 and 2004 (Unaudited)                                           4

                       Condensed  Consolidated  Statements Of Operations For The Nine Months ended
                       November 30, 2005 and 2004 (Unaudited)                                           5

                       Condensed  Consolidated  Statement Of Changes In  Shareholders'  Deficiency
                       For The Nine months ended November 30, 2005 (Unaudited)                          6

                       Condensed  Consolidated  Statements Of Cash Flows For The Nine months ended
                       November 30, 2005 and 2004 (Unaudited)                                           7

                       Notes To Condensed  Consolidated  Financial  Statements  As Of November 30,
                       2005 (Unaudited)                                                               8 - 24

          ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of
                       Operations                                                                    25 - 31

          ITEM 3       Controls and Procedures                                                          32

PART II   OTHER INFORMATION

          ITEM 1       Legal proceedings                                                                33
          ITEM 2       Unregistered sales of equity securities and use of proceeds                      33
          ITEM 3       Defaults upon senior securities                                                  33
          ITEM 4       Submission of matters to a vote of security holders                              33
          ITEM 5       Other information                                                                33
          ITEM 6       Exhibits                                                                      34 - 35

          SIGNATURES                                                                                    36

                   COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                AS OF NOVEMBER 30, 2005
                                      (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
Cash                                                                           $    156,317
Accounts receivable, net of allowance
  for doubtful accounts of $37,506                                                  236,742
Prepaid royalties                                                                   104,673
Prepaid Freight                                                                       4,833
Inventory                                                                            93,267
Deposit on inventory                                                                  6,673
                                                                               ------------
Total Current Assets                                                                602,505
                                                                               ------------

PROPERTY AND EQUIPMENT, NET                                                           1,976
                                                                               ------------

OTHER ASSETS
Trademarks                                                                            1,300
Security deposits                                                                     3,200
                                                                               ------------
Total Other Assets                                                                    4,500
                                                                               ------------

TOTAL ASSETS                                                                   $    608,981
                                                                               ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                               $  1,450,375
Accrued expenses                                                                  1,434,524
Accrued expenses - related parties                                                  774,512
Convertible secured debentures, net of discount                                   1,881,047
Notes and loans payable                                                             494,304
Loans payable - related parties                                                       1,678
Convertible subordinated debentures                                                 127,300
                                                                               ------------
Total Current Liabilities                                                         6,163,740
                                                                               ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Common stock, $0.001 par value, 700,000,000 shares
  authorized, 699,695,037 shares issued and outstanding                             699,694
Common stock to be issued (274,162,036 shares)                                      144,802
Additional paid-in capital                                                       17,406,570
Common stock subscribed (27,000,000 shares)                                          15,000
Subscription receivable                                                             (15,000)
Deferred equity based expense                                                      (286,250)
Accumulated deficit                                                             (23,519,575)
                                                                               ------------
Total Shareholders' Deficiency                                                   (5,554,759)
                                                                               ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                 $    608,981
                                                                               ============

      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                 THE THREE MONTHS ENDED NOVEMBER 30, 2005 & 2004
                                   (UNAUDITED)

                                                     2005               2004
                                                 -------------      -------------
NET SALES                                        $     138,003      $      65,444

COST OF SALES                                           80,217             34,653
                                                 -------------      -------------

GROSS PROFIT                                            57,786             30,791

OPERATING EXPENSES
Selling, general and administrative                    348,878            473,029
                                                 -------------      -------------

LOSS FROM OPERATIONS                                  (291,092)          (442,238)
                                                 -------------      -------------

OTHER INCOME (EXPENSE)
Consulting income                                           --             34,677
Forgiveness of debt                                      8,959                 --
Interest expense                                      (312,510)          (229,265)
                                                 -------------      -------------
Total other income (expense)                          (303,551)          (194,588)
                                                 -------------      -------------

LOSS BEFORE TAX PROVISION                             (594,643)          (636,826)
INCOME TAX PROVISION                                        --                 --
                                                 -------------      -------------

NET LOSS                                         $    (594,643)     $    (636,826)
                                                 =============      =============


BASIC AND DILUTED LOSS PER SHARE                 $          --      $          --
                                                 =============      =============

WEIGHTED AVERAGE SHARES USED IN LOSS
  PER SHARE CALCULATIONS - BASIC AND DILUTED       699,695,037        574,742,399
                                                 =============      =============

      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                 THE NINE MONTHS ENDED NOVEMBER 30, 2005 & 2004
                                   (UNAUDITED)

                                                      2005               2004
                                                 -------------      -------------
NET SALES                                        $     482,404      $     385,380

COST OF SALES                                          380,357            366,949
                                                 -------------      -------------

GROSS PROFIT                                           102,047             18,431

OPERATING EXPENSES
Selling, general and administrative                  1,002,949            967,805
                                                 -------------      -------------

LOSS FROM OPERATIONS                                  (900,902)          (949,374)
                                                 -------------      -------------

OTHER INCOME (EXPENSE)
Consulting income                                           --             38,124
Forgiveness of debt                                     15,959            129,111
Interest expense                                      (775,863)          (548,851)
                                                 -------------      -------------
Total other income (expense)                          (759,904)          (381,616)
                                                 -------------      -------------

LOSS BEFORE TAX PROVISION                           (1,660,806)        (1,330,990)
INCOME TAX PROVISION                                        --                 --
                                                 -------------      -------------

NET LOSS                                         $  (1,660,806)     $  (1,330,990)
                                                 =============      =============


BASIC AND DILUTED LOSS PER SHARE                 $          --      $          --
                                                 =============      =============

WEIGHTED AVERAGE SHARES USED IN LOSS
  PER SHARE CALCULATIONS - BASIC AND DILUTED       699,695,037        503,405,259
                                                 =============      =============

      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005
                                   (UNAUDITED)

                                                                                 Common Stock               Additional
                                            Common Stock                         To be issued                Paid-In
                                        Shares           Amount             Shares           Amount          Capital
                                     ------------      ------------      ------------     ------------     ------------
Balance
  February 28, 2005                   699,695,037      $    699,694         7,162,036     $     24,802     $ 15,873,654
Acquisition of
  treasury stock
  from CEO                            (15,000,000)          (15,000)               --               --          (15,000)
Common stock issued
  for financing services               15,000,000            15,000                --               --           15,000
Beneficial conversion
  on convertible debentures                    --                --                --               --        1,474,599
Common stock subscribed
  to (135,000,000 shares)                      --                --                --               --               --
Cash received for
  stock subscription                           --                --       108,000,000           60,000               --
Shares owed under
  penalty of failure
  to issue shares sold
  for cash                                     --                --       109,000,000               --               --
Common stock to be
  issued for consulting
  services                                     --                --        50,000,000           60,000               --
Amortization of deferred
  equity based expense                         --                --                --               --               --
Issuance of options
  for services rendered                        --                --                --               --            6,988
Cash received for warrants
  issued attached to
  convertible secured debentures               --                --                --               --           51,329
Net loss, quarter
  ended November 30, 2005                      --                --                --               --               --
                                     ------------      ------------      ------------     ------------     ------------

BALANCE
  NOVEMBER 30, 2005                   699,695,037      $    699,694       274,162,036     $    144,802     $ 17,406,570
                                     ============      ============      ============     ============     ============

                                          Common                             Deferred
                                          Stock          Subscription      Equity-Based      Accumulated
                                        Subscribed        Receivable          Expense          Deficit             Total
                                       ------------      ------------      ------------      ------------      ------------
Balance
  February 28, 2005                    $         --      $         --      $   (531,250)     $(21,858,769)     $ (5,791,869)
Acquisition of
  treasury stock
  from CEO                                       --                --                --                --           (30,000)
Common stock issued
  for financing services                         --                --                --                --            30,000
Beneficial conversion
  on convertible debentures                      --                --                --                --         1,474,599
Common stock subscribed
  to (135,000,000 shares)                    75,000           (75,000)               --                --                --
Cash received for
  stock subscription                        (60,000)           60,000                --                --            60,000
Shares owed under
  penalty of failure
  to issue shares sold
  for cash                                       --                --                --                --                --
Common stock to be
  issued for consulting
  services                                       --                --           (55,000)               --             5,000
Amortization of deferred
  equity based expense                           --                --           300,000                --           300,000
Issuance of options
  for services rendered                          --                --                --                --             6,988
Cash received for warrants
  issued attached to
  convertible secured debentures                 --                --                --                --            51,329
Net loss, quarter
  ended November 30, 2005                        --                --                --        (1,660,806)       (1,660,806)
                                       ------------      ------------      ------------      ------------      ------------

BALANCE
  NOVEMBER 30, 2005                    $     15,000      $    (15,000)     $   (286,250)     $(23,519,575)     $ (5,554,759)
                                       ============      ============      ============      ============      ============

      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005 & 2004
                                   (UNAUDITED)

                                                     2005             2004
                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $(1,660,806)     $(1,330,990)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation                                            4,069           11,392
Warrants issued                                            --           11,707
Stock & options issued for services rendered           41,987          202,959
Amortization of deferred equity based expense         300,000          356,250
Forgiveness of debt                                   (15,959)        (129,114)
Non-cash interest expense                             319,413           41,250
Changes in operating assets and liabilities:
Accounts receivable                                   (19,949)         (47,414)
Loan Receivable                                         1,245               --
Inventory                                             (93,267)              --
Inventory deposits                                     (6,673)              --
Prepaid expenses                                     (109,506)              --
Advance                                                    --           (4,245)
Accounts payable and accrued expenses                 151,507          142,150
                                                  -----------      -----------
Net Cash Used in Operating Activities              (1,087,939)        (746,055)
                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                      --               --
                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscribed                  60,000               --
Proceeds from issuance of
  convertible secured debentures                    1,223,332          735,000
Repayment of notes and loans payable                  (22,497)         (85,006)
Proceeds from notes and loans payable                  15,000          165,000
Repayment of notes payable - related parties          (32,619)        (111,669)
Proceeds from notes payable - related parties              --           43,108
                                                  -----------      -----------
Net Cash Provided by Financing Activities           1,243,216          746,433
                                                  -----------      -----------

NET INCREASE IN CASH                                  155,277              378

CASH - BEGINNING OF PERIOD                              1,040               93
                                                  -----------      -----------

CASH - END OF PERIOD                              $   156,317      $       471
                                                  ===========      ===========

      See accompanying notes to condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2005
                                   (UNAUDITED)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)   BASIS OF PRESENTATION
      ---------------------------

      These condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending February 28, 2006. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2005.

      (B)   PRINCIPLES OF CONSOLIDATION
      ---------------------------------

      The condensed consolidated financial statements include the accounts of Collectible Concepts Group, Inc. and its two wholly owned subsidiaries, Team Sports Specialties Corporation and Music Art Corporation (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      (C)   USE OF ESTIMATES
      ----------------------

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

      (D)   PREPAID ROYALTIES
      -----------------------

      During the quarter ended May 31, 2005 the Company changed its policy on minimum royalties due on new royalty agreements. The minimum amount due on royalty agreements for collectibles related to movies had been expensed upon the execution of the agreement. For sports collectibles however, the Company now amortizes the minimum amount of royalties due over the life of the agreement or the date the minimum royalty amount has been exceeded, whichever is shorter, for each agreement.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2005
                                   (UNAUDITED)

      (E)   LOSS PER SHARE
      --------------------

      Basic loss per share amounts is computed based on net loss divided by the weighted average number of common shares outstanding. The assumed conversion of convertible debt into 14,384,075,556 common shares and 2,902,133,574 common shares as of November 30, 2005 and 2004, respectively, and the exercise of outstanding options and warrants to purchase 82,272,308 common shares and 14,203,886 common shares as of November 30, 2005 and 2004, respectively, were not included in the computation of diluted loss per because the assumed conversion and exercise would be anti-dilutive for all periods presented. As of November 30, 2005, the Company does not have enough common shares available to convert all the eligible debt to shares if the debt holders elected to convert all of their notes and to issue the required number of shares of common stock to be issued per the statement of shareholders' deficiency. The Company and its attorney are currently working on the necessary actions to increase the number of authorized common shares.

      (F)   STOCK-BASED COMPENSATION
      ------------------------------

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

      (G)   RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------------

      In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAF No. 123 (R) requires companies to recognize in the statement of operations the cost employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123
      (R) in its quarter ending May 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statements presentation or disclosures.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2005
                                   (UNAUDITED)

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

NOTE 2 GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the nine months ended November 30, 2005, the Company had a working capital deficiency of $5,561,235, a shareholders' deficiency of $5,554,759, a net loss of $1,660,806 and net cash used in operations of $1,087,939. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain secured and subordinated debentures. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2005
                                   (UNAUDITED)

NOTE 3 CONVERTIBLE SECURED DEBENTURES

      On September 29, 2005, the Company issued convertible secured debentures totaling $302,597 to an investment group in exchange for accrued interest owed to the investment group totaling $302,597. These debentures mature on September 29, 2008 and bear interest at 2% per annum and are convertible into shares of the Company's common stock at the lesser of $0.0016 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $302,597, which is treated as a discount on the debenture and is being amortized over the term of the loan. Of this amount $16,810 was amortized to expense during the nine months ended November 30, 2005 and $285,787 remains deferred as of November 30, 2005. As of the date of this report, these debentures are still unpaid and in default because the Company failed to meet certain debt covenants.

      On July 7, 2005, the Company issued convertible secured debentures totaling $850,000 to an investment group. These debentures mature on July 7, 2008 and bear interest at 10% per annum and are convertible into shares of the Company's common stock at the lesser of $0.0016 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $846,960 (since it is limited to the amount received net of warrants having a fair market value of $3,040), which is treated as a discount on the debenture and is being amortized over the term of the loan. Of this amount $141,160 was amortized to expense during the nine months ended November 30, 2005 and $705,800 remains deferred as of November 30, 2005. Additionally, the Company issued warrants to purchase 1,700,000 shares of common stock having a fair value of $3,040, of which $506 was amortized to expense during the nine months ended November 30, 2005 and $2,534 remains deferred as of November 30, 2005. As of the date of this report, these debentures are still unpaid and in default because the Company failed to meet certain debt covenants.

      On May 18, 2005, the Company issued convertible secured debentures totaling $400,000 to an investment group. These debentures mature on May 18, 2008 and bear interest at 10% per annum and are convertible into shares of the Company's common stock at the lesser of $0.0016 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $325,043 (since it is limited to the amount received net of prepaid interest of $26,668 and warrants having a fair market value of $48,289), which is treated as a discount on the debenture and is being amortized over the term of the loan. Of this amount $54,174 was amortized to expense during the nine months ended November 30, 2005 and $270,869 remains deferred as of November 30, 2005. In addition, the debenture holders withheld $26,668 as prepaid interest (through February 28, 2006), which is treated as a discount on the debenture and is being amortized over the term of the loan. Of this amount $17,778 was amortized to interest expense during the nine months ended November 30, 2005 and $8,889 remains deferred as of November 30, 2005. Additionally, the Company issued warrants to purchase 47,368,422 shares of common stock having a fair value of $48,289, of which amount $8,048 was amortized to expense during the nine months ended November 30, 2005 and $40,241 remains deferred as of November 30, 2005. As of the date of this report, these debentures are still unpaid and in default because the Company failed to meet certain debt covenants.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2005
                                   (UNAUDITED)


      On September 30, 2004, the Company issued $250,000 of convertible secured debentures to a group of investors. These debentures mature on September 30, 2006 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $250,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $93,750 was amortized to expense during the nine months ended November 30, 2005 and $93,750 remains deferred as of November 30, 2005. Additionally, the Company issued warrants to purchase 1,500,000 shares of common stock having a fair value of $710, which was expensed during the year ended February 28, 2005. As of the date of this report, these debentures are still unpaid and in default because the Company failed to meet certain debt covenants.

      On May 28, 2004, the Company issued $550,000 of convertible secured debentures to a group of investors. These debentures mature on May 28, 2006 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $550,000, (since it is limited to the amount received) which is being amortized over the term of the loan. Of this amount $206,250 was amortized to expense during the nine months ended November 30, 2005 and $137,500 remains deferred as of November 30, 2005. In addition, there was a $165,000 discount taken on the debenture, which is being amortized over its two year life. Of this amount $61,875 was amortized to interest expense during the nine months ended November 30, 2005 and $41,250 remains deferred as of November 30, 2005. As of the date of this report, these debentures are still unpaid and in default because the Company failed to meet certain debt covenants.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2005
                                   (UNAUDITED)


      On March 17, 2004, the Company issued $100,000 of convertible secured debentures to a group of investors. These debentures matured on March 17, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $100,000, (since it is limited to the amount received) which is being amortized over the term of the loan. This entire amount was amortized to expense as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

      On February 20, 2004, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures matured on February 20, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. This entire amount was amortized to expense as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

      On January 13, 2004, the Company issued $50,000 of convertible secured debentures to a group of investors. These debentures matured on January 13, 2005 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $50,000, (since it is limited to the amount received) which is being amortized over the term of the loan. This entire amount was amortized to expense as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

      On November 17, 2003, the Company issued $50,000 of convertible secured debentures to a group of investors. These debentures matured on November 17, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $50,000, (since it is limited to the amount received) which is being amortized over the term of the loan This entire amount was amortized to expense as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2005
                                   (UNAUDITED)


      On July 18, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures matured on July 18, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. This entire amount was amortized to expense as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

      On June 25, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures matured on June 25, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan. This entire amount was amortized to expense as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

      On May 13, 2003, the Company issued $25,000 of convertible secured debentures to a group of investors. These debentures matured on May 13, 2004 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This results in a beneficial conversion feature in the amount of $25,000, (since it is limited to the amount received) which is being amortized over the term of the loan This entire amount was amortized to expense as of February 28, 2005. As of the date of this report, these debentures are still unpaid and in default.

      On November 26, 2002, the Company issued $250,000 of convertible secured debentures to a group of investors. These debentures matured on November 26, 2003 and bear interest at 15% per annum and are convertible into shares of the Company's common stock at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. This resulted in a beneficial conversion feature in the amount of $250,000, which has been fully recognized as an expense at February 28, 2003. The debentures are convertible into shares of the Company's common stock at any time at the holder's option equal to the quotient of (a) the aggregate amount of the principle and accrued interest and unpaid interest to be so converted by
      (b) the conversion price As of the date of this report, these debentures are still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2005
                                   (UNAUDITED)


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

      The principal amount of $3,236,417 of the secured convertible debentures is due upon a default under the terms of secured convertible notes. In addition, the Company granted the investors a security interest in substantially all of its assets, including the assets of its wholly owned subsidiaries and intellectual property. The Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of a written demand by the investors, which will include the common stock underlying the secured convertible notes and the warrants. If the registration statement is not filed within 30 days of receipt of a written demand by the investors or if the registration statement is not declared effective within 90 days from the date of filing, the Company is required to pay liquidated damages to the investors. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, the Company is required to pay liquidated damages in shares or cash, at the election of the investors, in an amount equal to 3% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2005
                                   (UNAUDITED)


      The Company currently does not have a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible secured debentures into the Company's common stock. The Company is working on rectifying the situation (See Note 1 (E)). The provisions of the debt instruments call for a 24% penalty on the amount of debt a note-holder attempts to convert and there are not enough authorized shares available. The secured convertible debenture holders have informed us that they have not and do not intend to convert any of their debt until the number of authorized shares is increased. Therefore, no accrual for the penalty has been made at November 30, 2005. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debentures.

      The following schedule reflects convertible secured debentures as of November 30, 2005 (in order of due date):

      10% convertible secured debentures, due April 2001
      (net of conversions) (A)                                       $  258,820

      12% convertible secured debentures, due July 2003 (A)              75,000

      15% convertible secured debentures, due November 2003 (A)         250,000

      15% convertible secured debentures, due May 2004 (A)               25,000

      15% convertible secured debentures, due June 2004 (A)              25,000

      15% convertible secured debentures, due July 2004 (A)              25,000

      15% convertible secured debentures, due November 2004 (A)          50,000

      15% convertible secured debentures, due January 2005 (A)           50,000

      15% convertible secured debentures, due February 2005 (A)          25,000

      15% convertible secured debentures, due March 2005  (A)           100,000

      15% convertible secured debentures, due May 2006, (A)             550,000

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2005
                                   (UNAUDITED)



      15% convertible secured debentures, due September 2006 (A)        250,000

      15% convertible secured debentures, due May 2008, (A)             400,000

      15% convertible secured debentures, due July 2008, (A)            850,000

      2% convertible secured debentures, due September 2008, (A)        302,597
                                                                     ----------

      Total                                                           3,236,417

      less unamortized discount                                       1,355,370
                                                                     ----------
      Total -net                                                      1,881,047

      less current portion                                            1,881,047
                                                                     ----------

      Long term portion                                              $       --
                                                                     ==========

      As of November 30, 2005, there is $202,155 of accrued interest on these debentures included in accrued expenses.

      (A)   In default as of the date of this report

NOTE 4 NOTES AND LOANS PAYABLE

      As of November 30, 2005, notes and loans payable consisted of various unsecured notes and loans payable to certain individuals, investors and an auto finance company. The notes and loans bear interest at various rates ranging from 8.0% to 12.0% and had various maturities through August 2001, except for the automobile loan, which matures February 28, 2006. The balance of the notes and loans payable, with the exception of the auto loan, are in default and remain unpaid as of November 30, 2005.

      The Company has remaining balances due on loans payable of $1,678, which are included as loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president as of November 30, 2005. During the nine months ended November 30, 2005, the Company recorded interest expense of $773 relating to loans from its president and other related parties and $77,409 in unpaid accrued interest was payable relating to these loans as of November 30, 2005 which is included in accrued expenses in the accompanying condensed consolidated balance sheet (See Note 9).

NOTE 5 CONVERTIBLE SUBORDINATED DEBENTURES

      As of November 30, 2005, the Company has outstanding $40,000 of convertible subordinated debentures that were issued in prior years that bear interest at 12% per annum and matured at various times through August 2001. The debentures are in default and remain unpaid. These debentures are convertible into shares of the Company's common stock at $0.05.

      As of November 30, 2005, the Company has outstanding $31,800 of convertible subordinated debentures that were issued in prior years that bear interest at 12% per annum and matured at various times through August 2001. The debentures are in default and remain unpaid. These debentures are convertible into shares of the Company's common stock at $0.075.

      As of November 30, 2005, the Company has outstanding $55,500 of convertible subordinated debentures that were issued in prior years that bear interest at 12% per annum and have a term of one year. The debentures are in default and remain unpaid. These are convertible into shares of the Company's common stock at the lower of $0.04 or 50% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion.

      The Company currently does not have a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible subordinated debentures into the Company's common stock. The Company is working on rectifying the situation (See Note 1(E)).

      The following schedule reflects convertible subordinated debentures as of November 30, 2005 (in order of due date):

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
                                                                   ============

      (A)   In default as of the date of this report

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2005
                                   (UNAUDITED)


NOTE 6 COMMON STOCK

      In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. During the year ended February 28, 2005, the Company issued 7,300,000 shares of common stock owed as part of this agreement. The Company has not issued 3,962,036 shares owed as of November 30, 2005, to the third party. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital as of November 30, 2005. On February 28, 2005, ownership of the 1.603% anti-dilution agreement was sold to another company (See Note 8(A)).

      In December 2003, the Company agreed to issue 3,200,000 shares of the Company's common stock to settle $145,763 of notes and loans payable (including accrued interest of $4,733). These shares have not been issued and are shown as common stock to be issued as of November 30, 2005.

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

      During the nine months ended November 30, 2004, the Company converted $10,000 of convertible subordinated debentures and $1,200 of related interest into 11,428,571 shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with the debtors (see Note 5) for prices below market value, no gain or loss has been recognized on the aforementioned conversions of convertible subordinated debentures and interest.

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

      During the nine months ended November 30, 2005 an individual subscribed to purchase 135,000,000 shares of common stock for $75,000. Since the Company has failed to issue the original subscribed shares an additional 109,000,000 shares are owed. As of November 30, 2005 the Company has received $60,000 of these funds and has not issued any of the stock. Accordingly 217,000,000 shares are shown as to be issued and 27,000,000 are shown as common stock subscribed as of November 30, 2005.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2005
                                   (UNAUDITED)

      On November 1, 2005, the Company hired an individual under a one year agreement for consulting services for 50,000,000 shares valued at $60,000 of which $5,000 has been expensed and $55,000 remains deferred as of November 30, 2005. As of November 30, 2005 none of the shares have been issued. Accordingly 50,000,000 shares are shown as to be issued as of November 30, 2005.

      During the nine months ended November 30, 2005, the Company acquired 15,000,000 shares of its common stock from the Company's Chief Executive Officer and his wife in exchange for a note payable of $30,000. The 15,000,000 shares were immediately reissued for services rendered. See note 9 for additional related party transactions.

      From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of interest on outstanding debt, internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $30,000 and $186,209 for the nine months ended November 30, 2005 and 2004, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whatever was more readily evident. The number of shares of common stock issued for services performed in the nine months ended November 30, 2005 and 2004 was 15,000,000 and 64,103,100, respectively.

NOTE 7 STOCK OPTIONS

      In December 2003, the Company issued 20,000,000 options to a consultant having a ten-year term. The exercise price is $0.001 for the first 5,000,000 options, $0.002 for the next 5,000,000 options, $0.003 for the next 5,000,000 options and $0.004 for the last 5,000,000 options. The only restriction is that no more than 5,000,000 options can be exercised in any one year. The total expense associated with issuing the options of $40,000 is being recognized over the earliest periods that the options may be exercised. The expense associated with these options was $6,250 and $13,750 for the nine months ended November 30, 2005 and 2004, respectively.

      In May 2005, the Company issued 12,000,000 options to an advisor having a three-year term. The exercise price is $0.003. The options are immediately exercisable. The fair value of the options of $7,200 is being amortized over the life of the contract. The expense associated with these options was $1,400 for the nine months ended November 30, 2005. The advisor is also to receive 5% of sales on certain licensing agreements (See Note 8(A)).

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2005
                                   (UNAUDITED)


NOTE 8 COMMITMENTS AND CONTINGENCIES

      (A)   LICENSES
      --------------

      The Company has entered into various licensing agreements (the "Agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional, minor league and college sports teams. The Agreements for the collectibles initially expired at various dates through 2004 and generally require the Company to pay a royalty of between 9% and 12% of sales, with certain minimum royalty payments required. The Company has renewed all royalty agreements as they pertain to professional, minor league and college sports teams. The Company has decided not to renew the royalty agreements relating to current and future movie characters. The unpaid minimum royalty fees of $343,885 ($215,750 which are owed on non renewed agreements) related to these agreements are included in accrued expenses in the accompanying consolidated balance sheet. Royalty expense amounted to $109,513 and $104,840 for the nine months ended November 30, 2005 and 2004, respectively.

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

      In May 2005, the Company agreed to give an advisor a 5% royalty for five years for helping the Company secure the following licensing agreements, National Hockey League ("NHL"), Minor League Baseball, Arena Football and the National Basketball Association ("NBA").

      (B)   OTHER CONTINGENCIES
      -------------------------

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2005
                                   (UNAUDITED)

      The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The estimated liability, which is included in accrued expenses, was approximately $196,944 as of November 30, 2005.

      (C)   CONCENTRATIONS
      --------------------

      Approximately 78% and 67% of the Company's revenues were derived from its three largest customers during the nine months ended November 30, 2005 and 2004, respectively.

      The Company obtains a significant portion of its new borrowings from one investment group. During the nine months ended November 30, 2005 and 2004, the Company borrowed $1,552,597 and $900,000, respectively, from this investor group. As of November 30, 2005, a total of $3,236,417 was owed to this investor group (See Note 3).


      (D)   AGREEMENTS TO MARKET SPORTS COLLECTIBLES
      ----------------------------------------------

      In September 2004, the Company signed a licensing agreement with the National Football League, which expired on March 31, 2005. The agreement was renewed for the period April 2005 through March 2006. The agreement includes a 12% royalty paid on sales with a minimum annual royalty of $100,000, which is included in prepaid royalties as of November 30, 2005, and is being amortized over the term of the agreement or until the minimum is met which ever is sooner.

      In March 2005, the Company signed a licensing agreement with the NBA, which expires on September 30, 2006. The agreement includes a 12% royalty paid on sales, with a minimum royalty for the period of $25,000. On September 9, 2005, the Company signed an amendment to its license with the NBA to add additional products. This increase in products changed the minimum royalty agreement from $25,000 to $35,000, which is included in prepaid royalties as of November 30, 2005, and is being amortized over the term of the agreement or until the minimum is met, whichever is sooner.

      On May 12, 2005, the Company signed a licensing agreement with the Arena Football League, which expires on June 30, 2007. The agreement includes a 12% royalty paid on sales with no minimum royalty guarantees. The Company paid $10,000 for the rights to the license, which is included in prepaid royalties as of November 30, 2005, and is being amortized over the term of the agreement or until the minimum is met, whichever is sooner.

      On September 12, 2005, the Company signed a licensing agreement with the National Hockey League, which expires on June 30, 2007. The agreement includes a 12% royalty paid on sales with a minimum royalty for the period of $50,000, which is included in prepaid royalties as of November 30, 2005, and is being amortized over the term of the agreement or until the minimum is met, whichever is sooner.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2005
                                   (UNAUDITED)


      (E)   DEBT CONVERSIONS
      ----------------------

      The Company currently does not have a sufficient number of authorized shares of common stock available if all of the convertible secured and convertible subordinated debenture holders decided to convert their debt into the Company's common stock. The Company is currently working on rectifying the situation. The provisions of the convertible secured debentures call for a 24% penalty on the amount of debt a note holder attempts to convert when there are not enough authorized shares available to do so (See Note 3 with regard to the convertible secured debentures). However, the convertible subordinated debenture agreements do not contain a provision to address the inability of the debt holders to convert and the possible financial effects of this are unknown (See Note 5).

NOTE 9 RELATED PARTY TRANSACTIONS

      The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of November 30, 2005, the amount of salary deferred was $590,537, which is included in accrued expenses-related parties. Also, $183,975 of accrued compensation was due to the Company's President's wife as of November 30, 2005.

      The Company has remaining balances due on loans payable of $1,678, which are included as loans payable - related parties in the accompanying condensed consolidated balance sheet, due to the Company's president as of November 30, 2005. During the nine months ended November 30, 2005, the Company recorded interest expense of $773 relating to loans from its president and other related parties and $77,409 in unpaid accrued interest was payable relating to these loans as of November 30, 2005 which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

NOTE 10 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

      During the nine months ended November 30, 2005, the Company received 15,000,000 treasury shares from the Company's President and his wife valued at $30,000 in exchange for a related party note payable of $30,000. These shares were subsequently issued as part of shares for financing services.

      During the nine months ended November 30, 2005, the Company converted accrued interest of $283,536 and interest accrued during the year of $19,061 into a convertible secured debenture of $302,597.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2005
                                   (UNAUDITED)


      During the nine months ended November 30, 2005 an individual subscribed to purchase 135,000,000 shares of common stock for $75,000. Since the Company has failed to issue the original subscribed shares an additional 109,000,000 shares are owed. As of November 30, 2005 the Company has received $60,000 of these funds and has not issued any of the stock. Accordingly 217,000,000 shares are shown as to be issued and 27,000,000 are shown as common stock subscribed as of November 30, 2005.

      During the nine months ended November 30, 2005, the Company recorded beneficial conversion of $1,474,600 in connection with the issuance of $1,552,597 of secured convertible debentures (See Note 3).

      On November 1, 2005, the Company hired an individual under a one year agreement for consulting services for 50,000,000 shares valued at $60,000 of which $5,000 has been expensed and $55,000 remains deferred as of November 30, 2005. As of November 30, 2005 none of the shares have been issued. Accordingly 50,000,000 shares are shown as to be issued as of November 30, 2005.

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

      Cash payments for interest expense were immaterial for the nine months ended November 30, 2005 and 2004.

NOTE 11 SUBSEQUENT EVENTS

      Subsequent to November 30, 2005, the Company entered into an asset purchase agreement for $250,000 to acquire an extensive film library from Pacificap Entertainment Holdings, Inc., including Cavalcade of Sports Film Library. The Company will own the right to sell, license or broadcast content from the library. The agreement requires the Company to pay a down payment of $50,000 upon signing and the balance is due December 2010 with interest of 6% on the unpaid balance, payable quarterly.

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

      The Company's revenue for the nine months end November 30, 2005 was 25% higher, $482,404 compared to $385,380 for the same period last year.

      The Company's license portfolio includes all of the teams in the NFL, NBA, NHL and Arena Football League. It also includes major colleges as: Notre Dame, LSU, Ohio State, Duke, UNC, University of Michigan and many other nationally renowned schools.

      In March 2005, the Company signed a licensing agreement with the NBA, which expires on September 30, 2006. The Company paid $25,000 for this license. The agreement includes a 12% royalty paid on sales, with a minimum royalty of $25,000. On September 9, 2005, the Company signed an amended National Basketball Association "NBA" licensing agreement allowing the Company to offer more products. This increase in products changed the minimum royalty agreement from $25,000 to $35,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      On May 12, 2005, the Company signed a licensing agreement with the Arena Football League, which expires on June 30, 2007. The agreement includes a 12% royalty paid on sales with no minimum royalty guarantees. The Company paid $10,000 for the license.

      On September 12, 2005, the Company signed an licensing agreement with the National Hockey League "NHL". This agreement is for two one year periods starting July 1, 2005 with minimum royalties of $25,000 for each year of the agreement. The Company paid $15,000 for the license.

      On July 7, 2005, we entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of (i) $850,000 in secured convertible notes and (ii) warrants to purchase 1,700,000 shares of our common stock. This money was used for payroll and to produce NFL related products (Fanbana's, Megaphone Caps and Scrolls) to meet demand for the nearly completed season.

      On September 29, 2005, we entered into a agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the conversion of $302,597 in accrued interest owed on previously issued notes in exchange for $302,597 of secured convertible debentures.

      On November 1, 2005, we entered into a financial consulting agreement with Geoff Eiten, for one year. We agreed to pay Mr. Eiten 50,000,000 shares of our common stock for these services, which were value at $60,000 upon the execution of the agreement.

      On December 22, 2005, we entered into an agreement with Pacificap Entertainment Holdings, Inc., pursuant to which we agreed to purchase a library of nostalgic sporting events, vintage cartoons and classic films from Pacificap Entertainment Holdings. The closing of the transaction was contingent upon the cateloguing of the library, which was completed on January 20, 2006, at which time the transaction closed. Pursuant to the agreement, we will pay $50,000 within 90 days of December 22, 2005 and issue a promissory note for $200,000. The note accrues interest at the rate of six percent per annum and is due and payable on December 15, 2010.

RESULTS OF OPERATIONS

NINE MONTHS ENDED NOVEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 2004.

      Net revenue for the nine months ended November 30, 2005 was $482,404 compared to net revenue of $385,380 for the nine months ended November 30, 2004. The increase in revenue was due primarily to the increase in sales of promotional products in connections with the new licenses the Company has been obtaining. For the nine months ended November 30, 2005, our sales consisted of $413,202 from promotional items, $55,263 from our NFL license, $1,746 from our NBA license, $6,410 from collegiate sales and $5,783 from miscellaneous sales.

      Cost of sales for the nine months ended November 30, 2005 was $380,357, an increase of $13,408 from $366,949 for the nine months ended November 30, 2004. Cost of sales as a percentage of revenues decreased to 78.8% for the nine months ended November 30, 2005 as compared to 95.2% for the same period last year. The decrease in the cost of sales as a percentage of revenue is mainly attributable to the increased sales volume, which allowed the Company to purchase inventory on better terms.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Selling, general and administrative expenses for the nine months ended November 30, 2005 increased to $1,002,949 from $967,805 for the same period the previous year. The increase in these expenses resulted mainly from greater expenses incurred for professional services including accountants, auditors, legal and consulting. For the nine months ended November 30, 2005 and November 30, 2004, the services obtained through the issuance of stock and options include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of approximately $85,634 and $186,209, respectively. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the nine months ended November 30, 2005, the Company incurred charges relating to the costs of producing the samples as well as the related package design of $27,429 versus charges of $48,671 for the same period the previous year.

      The Company incurred interest expense of $775,863 for the nine months ended November 30, 2005 as compared to $548,851 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin 00-19 for accounting for convertible securities and notes and loans payable with beneficial conversion features. The increase is a result of a $400,000 financing done in May 2005, a $850,000 financing completed in August 2005 and a $302,597 conversion of accrued interest done in September 2005. The beneficial conversion calculation added $464,861 and $356,250 of interest expense for the nine months ended November 30, 2005 and 2004, respectively.

      As a result of the above, the Company had a net loss of $1,660,806 for the nine months ended November 30, 2005 as compared to a net loss of $1,330,990 for the same period last year.

THREE MONTHS ENDED NOVEMBER 30, 2005 COMPARED TO THREE MONTHS NOVEMBER 30, 2004.

      Net revenue for the three months ended November 30, 2005 was $138,003 compared to net revenue of $65,444 for the three months ended November 30, 2004. The increase in revenue was due primarily to the increase of promotional sales generate in connections with the new licenses the Company has been obtaining. For the three months ended November 30, 2005, our sales consisted of $93,152 from promotional items, $39,636 from our NFL license, $318 from our NBA license, $2,037 from collegiate sales and $2,860 from miscellaneous sales.

      Cost of sales for the three months ended November 30, 2005 was $80,217, an increase of $45,564 from $34,653 for the three months ended November 30, 2004. Cost of sales as a percentage of revenues increased to 58.1% for the three months ended November 30, 2005 as compared to 53.0% for the same period last year. The increase in the cost of sales as a percentage of revenue is mainly attributable to the increase in the higher cost of freight associated with obtaining the product from overseas.

      Selling, general and administrative expenses for the three months ended November 30, 2005 decreased to $348,878 from $473,029 for the same period the previous year. The decrease in these expenses resulted mainly from higher expenses incurred related to financing transactions that occurred in the quarter ended November 30, 2004. For the three months ended November 30, 2005 and 2004 the services obtained through the issuance of stock and options include internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of $0 and $106,501, respectively. As previously mentioned, the Company incurs charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the three months ended November 30, 2005, the Company incurred charges relating to the costs of producing the samples as well as the related package design of $7,897 versus charges of $24,117 for the same period the previous year.

      The Company incurred interest expense of $312,510 for the three months ended November 30, 2005 as compared to $229,265 for the same period the previous year due to increased borrowings and the beneficial conversion calculation related to the application of the EITF ("Emerging Issues Task Force") Bulletin 00-19 for accounting of convertible securities and notes and loans payable with beneficial conversion features. The increase is a result of a $302,597 conversion of accrued interest done in September 2005. The beneficial conversion calculation added $162,917 and $156,250 of interest expense respectively for the three months ended November 30, 2005 and 2004 respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      As a result of the above, the Company had a net loss of $594,643 for the three months ended November 30, 2005 as compared to a net loss of $636,826 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

      Since the Company's inception, it has experienced significant operating and net losses that it has been able to fund by obtaining private capital. The Company, therefore, cannot predict if and when it will generate net income from operations or if it will be able to raise sufficient capital necessary to fund future operations. As of November 30, 2005, the Company has not generated sufficient revenues to meet operating expenses. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The Company anticipates that it will require up to approximately $2,000,000 to fund its continued operations for the next twelve months, depending on revenues from operations.

      As of November 30, 2005, the Company had a working capital deficiency of $5,561,235. The working capital deficit increased from February 28, 2005 as a direct result of the unprofitable operations for the nine months ended November 30, 2005 that resulted in cash used in operating activities of $1,087,939. The Company had an ending cash balance of $156,317 at November 30, 2005.

      The Company has financed its losses through private sales of equity and debt securities and the issuance of stock for services. During the nine months ended November 30, 2005, the Company received the following capital infusions:
$1,223,332 from the issuance of convertible secured debentures, $15,000 from notes and loans payable and $60,000 from common stock subscriptions. During the nine months ended November 30, 2005, the Company made payments of $55,116 toward notes and loans payable.

      To obtain funding for its ongoing operations, the Company has entered into Securities Purchase Agreements with several accredited investors, on the following dates for the sale of secured convertible notes and warrants:

-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
     TRANSACTION DATE          SECURED      INTEREST                       CONVERSION PRICE                           WARRANTS SOLD
                             CONVERTIBLE      RATE
                             NOTES SOLD
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
May 2000                   $400,000         10%        $0.04 or 25% of market value                                     4,000,000
                           ($258,820
                           remaining)
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
May 28, 2002               $75,000          12%        $0.01 or 25% of the  average  of the lowest  three  intraday       150,000
                                                       trading  prices during the twenty  trading days  immediately preceding conversion
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
November 26, 2002          $250,000         15%        $0.01 or 25% of the  average  of the lowest  three  intraday       500,000
                                                       trading  prices during the twenty  trading days  immediately preceding conversion
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
May 15, 2003               $25,000          15%        $0.01 or 25% of the  average  of the lowest  three  intraday        50,000
                                                       trading  prices during the twenty  trading days  immediately preceding conversion
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
June 20, 2003              $25,000          15%        $0.01 or 25% of the  average  of the lowest  three  intraday        50,000
                                                       trading  prices during the twenty  trading days  immediately preceding conversion
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
July 23, 2003              $25,000          15%        $0.01 or 25% of the  average  of the lowest  three  intraday        50,000
                                                       trading  prices during the twenty  trading days  immediately preceding conversion
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
     TRANSACTION DATE          SECURED      INTEREST                       CONVERSION PRICE                           WARRANTS SOLD
                             CONVERTIBLE      RATE
                             NOTES SOLD
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
November 14, 2003          $50,000          15%        $0.01 or 25% of the  average  of the lowest  three  intraday       100,000
                                                       trading  prices during the twenty  trading days  immediately preceding conversion
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
January 13, 2004           $50,000          15%        $0.01 or 25% of the  average  of the lowest  three  intraday       100,000
                                                       trading  prices during the twenty  trading days  immediately preceding conversion
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
February 13, 2004          $25,000          15%        $0.01 or 25% of the  average  of the lowest  three  intraday        50,000
                                                       trading  prices during the twenty  trading days  immediately preceding conversion
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
March 16, 2004             $100,000         15%        $0.01 or 25% of the  average  of the lowest  three  intraday       200,000
                                                       trading  prices during the twenty  trading days  immediately preceding conversion
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
May 28, 2004               $550,000         15%        $0.01 or 25% of the  average  of the lowest  three  intraday     1,650,000
                                                       trading  prices during the twenty  trading days  immediately preceding conversion
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
September 30, 2004         $250,000         15%        $0.01 or 25% of the  average  of the lowest  three  intraday     1,250,000
                                                       trading  prices during the twenty  trading days  immediately preceding conversion
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
May 18, 2005               $400,000         15%        $0.0016 or 25% of the average of the lowest  three  intraday    47,368,422
                                                       trading  prices during the twenty  trading days  immediately preceding conversion
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
July 7, 2005               $850,000         15%        $0.0016 or 25% of the average of the lowest  three  intraday     1,700,000
                                                       trading  prices during the twenty  trading days  immediately preceding conversion
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------
September 29, 2005         $302,597         2%         $0.0016 or 25% of the average of the lowest  three  intraday           -0-
                                                       trading  prices during the twenty  trading days  immediately preceding conversion
-------------------------- ---------------- ---------- ------------------------------------------------------------- --------------

      The secured convertible notes bear interest as described above, mature two years from the date of issuance (3 years from date of issuance for all secured convertible notes issued on or after May 18, 2005) or two years from when the Company is in compliance with the terms of the securities purchase agreements, and are convertible into our common stock, at the investors' option, on the terms as described above. As of November 30, 2005, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over the Counter Bulletin Board was $0.0009 and, therefore, the conversion price for the secured convertible notes was $0.000225. Based on this conversion price, the $3,236,417 in secured convertible notes remaining, excluding interest, were convertible into 14,384,075,556 shares of our common stock. If the Company's stock price should decrease, the Company will be required to issue substantially more shares, which will cause dilution to the Company's existing stockholders. There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of the Company's common stock.

      An event of default has occurred regarding all of the convertible secured debentures outstanding as of November 30, 2005. As a result of this default, we are obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. We do not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed us that they do not intend to take any action at this time due to the default. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debentures. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property. These events of default, taken as a whole, are reasonably likely to have a material impact on our short-term and long-term liquidity. The investors have been willing in the past to provide us with capital as needed to sustain our day-to-day operations, however, no assurance can be given that they will provide capital in the future. In the event that we need additional capital in the future for our day-to-day operations, and the investors do not provide such funds, which they are under no obligation to do so, we will have to seek capital from new investors. If we are unable to obtain additional capital, we would likely be required to curtail or cease our operations. As all of our assets are secured by our existing lendors, we do not anticipate filing for bankruptcy.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The Company currently does not have a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible secured debentures into the Company's common stock. The Company is working on rectifying the situation. The provisions of the debt instruments call for a 24% penalty on the amount of debt owed if a noteholder attempts to convert and there are not enough authorized shares available. The secured convertible debenture holders have informed us that they have not and do not intend to convert any of their debt at this time. Therefore, no accrual for the penalty has been made at November 30, 2005. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture.

      As of November 30, 2005, the Company had $495,982 in outstanding notes and loans payable, $127,300 in convertible subordinated debentures and $1,881,047 (net of discount) in outstanding convertible secured debentures. As of November 30, 2005, the Company had $1,450,375 in accounts payable, $2,209,036 in accrued expenses, accrued payroll, accrued royalties and related taxes. In November 2002, we negotiated a long-term payment plan with the IRS to retire our outstanding payroll tax obligations. The plan was executed in December 2002 and calls for escalating monthly payments to be made over a period of 18 months. After an initial down payment of $25,800 in December 2002, we had agreed to a payment schedule of $5,750 for the first six months, $13,000 for the next six months and $25,000 for the final six months. We made the agreed payments in a timely fashion through the first six months and fell behind on the rest of the payments. We re-negotiated with the IRS, and starting on January 1, 2005, we began to pay all our current taxes on a timely basis, along with $3,000 a month towards accrued taxes until all owed taxes have been paid off.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAF No. 123 (R) requires companies to recognize in the statement of operations the cost employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending May 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statements presentation or disclosures.

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

ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      As of November 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

      There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. We implemented several changes to our internal controls in recent quarters to address material weaknesses and significant deficiencies. We have had a full quarter with our changes to our internal controls to assess whether we need to make further changes to our internal controls. We believe that our material deficiencies and weaknesses have been corrected and no further changes need to be made; however we are constantly evaluating our internal controls to strengthen them wherever possible.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the nine months ended November 30, 2005 an individual subscribed to purchase 135,000,000 shares of common stock for $75,000. Since the Company has failed to issue the original subscribed shares an additional 109,000,000 shares are owed. As of November 30, 2005 the Company has received $60,000 of these funds and has not issued any of the stock. Accordingly 217,000,000 shares are shown as to be issued and 27,000,000 are shown as common stock subscribed as of November 30, 2005.

      During the nine months ended November 30, 2005 the Company issued convertible secured debentures to investors in an aggregate of $1,552,597. The proceeds from the issuance of these debentures were used to purchase inventory and to fund operating expenses.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

      The Company is currently in default on all of its convertible secured notes issued through November 30, 2005, in the total amount of $3,236,417 plus accrued interest of $202,155. The Company is also currently in default on interest payments owed on these secured convertible notes. As a result of these defaults, the Company is obligated to pay interest and certain other amounts. The Company does not have the capital resources to pay the amounts required. The debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The notes are secured by substantially all of the Company's assets.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 OTHER INFORMATION

      On January 20, 2006, we entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of (i) $400,000 in secured convertible notes and (ii) warrants to purchase 400,000 shares of our common stock. The investors purchased all of the secured convertible notes and warrants on January 20, 2006.

      The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

      o     $0.0016; or

      o 20% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

      The full principal amount of the secured convertible notes are due upon a default under the terms of secured convertible notes. We are required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of a written demand by the investors, which will include the common stock underlying the secured convertible notes and the warrants. If the registration statement is not filed within 30 days of receipt a a written demand by the investors or if the registration statement is not declared effective within 90 days from the date of filing, we are required to pay liquidated damages to the investors. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares or cash, at the election of the investors, in an amount equal to three percent of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

      The warrants are exercisable until five years from the date of issuance at a purchase price of $0.002 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

      Upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for our shares of common stock for the five trading days immediately preceding such issuance as set forth on our principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

      The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position.

      The investors have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.

ITEM 6 EXHIBITS

            4.1 - Securities Purchase Agreement, dated January 20, 2006, by and among Collectible Concepts Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.

            4.2 - Callable Secured Convertible Note issued to AJW Offshore, Ltd., dated January 20, 2006.

            4.3 - Callable Secured Convertible Note issued to AJW Qualified Partners, LLC, dated January 20, 2006.

            4.4 - Callable Secured Convertible Note issued to AJW Partners, LLC, dated January 20, 2006.

            4.5 - Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated January 20, 2006.

            4.6 - Stock Purchase Warrant issued to to AJW Offshore, Ltd., dated January 20, 2006.

            4.7 - Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated January 20, 2006.

            4.8 - Stock Purchase Warrant issued to AJW Partners, LLC, dated January 20, 2006.

            4.9 - Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated January 20, 2006.

            4.10 - Registration Rights Agreement, dated as of January 20, 2006, by and among Collectible Concepts Group, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.

            10.5 - Asset Purchase Agreement, dated as of December 22, 2005, by and between Collectible Concepts Group, Inc. and Pacificap Entertainment Holdings, Inc.

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

                                         COLLECTIBLE CONCEPTS GROUP, INC.

Date:   January 30, 2006                 By: /S/ PAUL S. LIPSCHUTZ
                                             ----------------------
                                             Paul S. Lipschutz
                                             Chief Executive Officer

Date:   January 30, 2006                 By: /S/ PAUL S. LIPSCHUTZ
                                             ----------------------
                                             Paul S. Lipschutz
                                             Principal Financial Officer and
                                             Principal Accounting Officer