Form 10KSB
period 2006-02-28
COLLECTIBLE CONCEPTS GROUP INC
filed 2006-07-18
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2006

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

--------------------------------------------------------------------------------

                        Commission File Number 000-30703


                        COLLECTIBLE CONCEPTS GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


                    DELAWARE                        95-4026880
           (State or other jurisdiction           (IRS Employer
                 of incorporation               Identification No.)
                 or organization)


         1600 LOWER STATE ROAD
            DOYLESTOWN, PA                    18901           (215) 491-1075
(Address of principal executive office)    (Postal Code)         (Issuer's
                                                              telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the  registrant is a shell company (as defined in

Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

Yes |_| No |X| Delinquent filers are disclosed herein.

Total revenues for Fiscal Year Ended February 28, 2006 were $569,847.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on July 5, 2006, was $757,023.17.

As of July 5, 2006 there were 5,139,143,049 shares of issuer's common stock outstanding.

--------------------------------------------------------------------------------

                        COLLECTIBLE CONCEPTS GROUP, INC.
                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2006

--------------------------------------------------------------------------------

Part I
------
                                                                         Page
                                                                         ----

Item 1.    Description of Business.                                       3

Item 2.    Description of Property.                                      14

Item 3.    Legal Proceedings.                                            14

Item 4.    Submission of Matters to a Vote of Security Holders.          14

Part ll
-------
                                                                         Page
                                                                         ----

Item 5.    Market for Common Equity and Related Stockholder Matters.     15

Item 6.    Management's Discussion and Analysis or Plan of Operation.    17

Item 7.    Financial Statements                                         F-1

Item 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure.                                     24

Item 8A.   Controls and Procedures.                                      24

Item 8B.   Other Information.                                            24

Part lll
--------

                                                                         Page
                                                                         ----

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act.   25

Item 10.   Executive Compensation.                                       27

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                    28

Item 12.   Certain Relationships and Related Transactions.               29

Item 13.   Exhibits.                                                     30

Item 14.   Principal Accountant Fees and Services.                       33

Signatures.                                                              34

                                     PART I

FORWARD-LOOKING INFORMATION

         This Annual Report of Collectible Concepts Group, Inc. on Form 10-KSB contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," "intends", "objectives" and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-KSB. Actual events or results may differ materially from those discussed herein.

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

         We continued to seek a business model that would enable us to leverage our strengths in licensing and distribution of collectibles and not burden us with the financial requirements associated with product development, manufacturing and inventory. Additionally, we sought to alter our strategic direction to focus on markets that had a more mainstream profile than the entertainment industry provides. We concluded that the College affinity market, the children's market and the professional sports market were venues where we could perform in a modality that would more fully utilize our strengths and not be seriously affected by our weaknesses. We adopted this new business model and proceeded to secure business opportunities in the new target markets. Since then, we have focused on a greater variety of products but virtually all in the sports licensing industry. We have created master distributorship agreements so that more expanded lines of products are available to our sales force.

         We have allowed all of our licenses related to the entertainment industry lapse as we pursue the college and professional sports markets. Currently, we have licensing agreements with the National Hockey League, National Basketball Association and Arena Football League.

CURRENT PRODUCT LINES

         Following the migration to entertainment related licenses, our product line is currently comprised of items principally related to our new professional sports licenses. Revenues for the current year were derived principally from the sale of products for these licenses. These include our satin wall scrolls, Fanbana's and megaphone caps. This core grouping of products provides the foundation for our catalog of goods to all four of our target markets;
entertainment,   children's,  collegiate  and  professional  sports.  We  obtain licenses within each of the target markets and produce products using the licensed images appropriate to that market. We produce our satin wall scrolls with images of mascots and school logos from colleges with whom we have licenses. By simply changing the licensed image, we are able to produce products from the core family group for all of our markets. In this manner, we have dramatically reduced the number of manufacturing resources necessary to run our business without limiting the scope of our marketplace. New products include wooden collectibles licenses by the NFL and NCAA and MLB and covered by our Joint Venture Agreement with GridWorks, Inc. and Salt and Pepper Shakers and Lenticular Cups licensed by MLB, NFL and NASCAR through our master distribution agreement with Brax3D.

DISTRIBUTION CHANNELS

         We sell our collectible products through traditional retailers, distributors, online merchants and catalogers. Additionally, we sell our college affinity products through college bookstores on and off campus as well as a host of retailers located in and around college campuses. Our products are presented to these channels through manufacturer's representatives as well as our own internal sales staff. Our Stories for Heroes audio book, though a very small part of our business is distributed through Baker Video sales.

LICENSING AGREEMENTS

         In March 2005, and amended in September 2005, we signed a licensing agreement with the NBA, which expires on September 30, 2006. The agreement includes a 12% royalty paid on sales, with a minimum royalty for the period of $35,000, of which $25,000 was owed upon signing the agreement and $10,000 owed upon signing the amendment.

         On May 12, 2005, we signed a licensing agreement with the Arena Football League, which expires on June 30, 2007. The agreement includes a 12% royalty paid on sales with no minimum royalty guarantees. We paid $10,000 first advance for the rights to the license.

         In June 2005, we renewed our licensing agreement with the NFL for the period April 2005 through March 2006. The agreement includes a 12% royalty paid on sales with a minimum annual royalty of $100,000, of which $30,000 was due upon signing the agreement. We did not renew this license and have since changed our license with the NFL from a retail license to being listed on the NFL's promotional products list which has royalties negotiated on a deal by deal basis.

         On April 10, 2006 we signed a license agreement with Diann Wall-Wilson for a broad line of products utilizing her copyrighted designs for the United States Marine Corp Bulldog, United States Navy Goat, United States Air Force Falcon and the Coast Guard Otter. We paid $20,000 for this license in $5,000 monthly increments beginning April 10, 2006 and the final payment due July 10, 2006. This licensing agreement is for 5 years. The agreement calls for a 10% royalty of which the $20,000 in initial payments are a pre-paid royalty.

NEW OPPORTUNITIES

         Building on our revised business model, we continued to seek products whose marketability would be enhanced by the application of images, logos and other identifying symbols available through licenses we had or could obtain. We looked for product partners whose goods addressed our new target markets. These sectors represent new revenue opportunities for us; the college and military segments are renewable markets, producing a fresh group of consumers every year; licensed goods sales are extremely prevalent in these marketing circles and typically not limited to single products; the college and military marketplace extends beyond that of the current student bodies and enlistees and includes the alumni populations as well; the collegiate and professional sports markets are well known as popular areas for the distribution of various promotional items bearing team and sponsor company logos and slogans. Our long history and experience in the sports markets provide additional benefits to this endeavor. We have executed several licensing agreements and continue to seek additional ones consistent with our new business strategy.

MARKETING STRATEGY

         We have expanded our marketing strategies and now produce unique collectible products for the college, military and professional sports markets. We market our products primarily through various distributors and independent sales organizations that collectively cover all of our markets both domestic and international. We also market our merchandise directly to consumers online through established websites such as Amazon.com and others. Our independent representatives also sell to mass merchandisers such as Target, Wal-Mart and K-Mart as well as smaller chains and independently owned stores.

         Additionally, our college affinity products are sold through retailers located around the main campuses of our licensed schools. We are not a manufacturer, but rather source our products from a wide range of manufacturing partners. As our new marketing plan rolls out, we plan to expand our product line to include more products especially in the military and collegiate markets. The current line of collegiate and many of our professional sports products are produced for us under joint venture or master distributor agreements.

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

         As of February 28, 2006, we had accounts payable and accrued expenses of $3,643,238 and $2,500,036 in loans, notes and debentures (net) past due or coming due within the next 12 months. We do not currently have sufficient financial resources to meet these obligations and will depend on new outside financing to satisfy our pending obligations. We also lack adequate financial resources to purchase inventory and meet all of the financial commitments necessary to enter into new product ventures, and will depend on new outside financing to further these efforts. There can be no assurance that we will be able to obtain additional adequate outside financing to purchase inventory, meet our current obligations or continue to expand our operations. We would not be able to continue at our current staffing and expense levels without additional cash from cash sales, collection of accounts receivable or additional funding.

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

FILM LIBRARY

         We acquired a historical film library containing thousands of hours of sports events including, among others, boxing, baseball, football and auto racing. The asset acquisition agreement was entered into December 15, 2005 and gives us title to the entire library. The film library consists of over 5,000 hours of sporting events from the years 1948 through 1972. Additionally, there are also sports films in the library after 1972. As well, there is an old time cartoon library as well as classic movies. The film library was acquired for a purchase price of $250,000 with $50,000 paid in cash and the remainder in a note payable due five years from the acquisition date along with interest accrued at 6% per annum. As part of acquisition of the film library, we were assigned a licensing agreement whereby royalties (minimum of $50,000 per year) will be received over the next ten years, although there are questions concerning the ability of the licensee to pay such royalties.

INTELLECTUAL PROPERTY

We have several key licenses and business arrangements upon which the success of our business is dependent, including licenses with the National Hockey League, the National Basketball Association and the Arena Football League.

EMPLOYEES

         As of July 1, 2006, we had 10 full time employees, of which four are management; five are marketing and one shipping and delivery. In addition, we had one part time employee and two independent consultants. We consider our relations with our employees to be good.

RISKS RELATED TO BUSINESS

         You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

RISKS RELATING TO OUR BUSINESS:
-------------------------------

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

         We incurred net losses of $8,554,857 for the year ended February 28, 2006 and $3,793,501 for the year ended February 28, 2005. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits will depend upon various factors, including whether we will be able to increase revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

         We will require additional funds to sustain and expand our product manufacturing and licensing activities. We anticipate that we will require up to approximately $750,000 to fund our anticipated operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations.

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

         In their report dated June 23, 2006, our independent registered public accounting firm stated that our consolidated financial statements for the year ended February 28, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our working capital deficiency of $5,734,951, shareholders' deficiency of $19,480,090, net loss of $8,554,857 and net cash used in operations of $1,611,998 as of and for the year ended February 28, 2006. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

MANY OF OUR COMPETITORS ARE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM

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

WE ARE DEPENDENT ON CERTAIN LICENSING RELATIONSHIPS TO GENERATE REVENUES, THE LOSS OF WHICH COULD SIGNIFICANTLY REDUCE REVENUE

         Our sales are dependent to a significant degree upon the contractual relationships we can establish with licensors to exploit, on a generally non-exclusive basis, proprietary rights in well-known sports teams and players. Although we believe we will continue to meet all of our material obligations under such license agreements, there can be no assurance that such licensing rights will continue or will be available for renewal on favorable terms. Failure to obtain new licenses or extensions on current licenses or to sell such products, for any reason, could have a significant negative impact on our revenue.

A   MANUFACTURER'S   INABILITY   TO  PRODUCE  OUR  GOODS  ON  TIME  AND  TO  OUR
SPECIFICATIONS COULD RESULT IN LOST REVENUE AND NET LOSSES

         We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications by a foreign manufacturer. During fiscal 2006, all of our products were manufactured by a small number of manufacturers, including four manufacturers who accounted for 84% of our manufactured products. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect as our revenues would decrease and we would incur net losses as a result of sales of the product, if any sales could be made. Further, because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

IF WE NEED TO REPLACE MANUFACTURERS, OUR EXPENSES COULD INCREASE RESULTING IN SMALLER PROFIT MARGINS OR NEGATIVE GROSS MARGINS.

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

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. PAUL LIPSCHUTZ, OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND SALES PERSONNEL HAVING EXPERIENCE IN BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

         Our success depends to a significant extent upon the continued service of Mr. Paul Lipschutz, our Chief Executive Officer and director. We do have an employment agreement with Mr. Lipschutz, however, Mr. Lipschutz can give 90 days notice prior to each renewal period on January 1. Loss of the services of Mr. Lipschutz could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Lipschutz. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

A  SUBSTANTIAL  PORTION  OF OUR  REVENUE  IS  DERIVED  FROM A  SMALL  NUMBER  OF
CUSTOMERS.

         Our three largest customers, Brainstorm Promotions, Delta Airlines, and the New York Jets, accounted for approximately 16.5%, 41.7%, and 13.4%, respectively, of our gross revenue during fiscal year ended February 28, 2006. CLP Group accounted for approximately 90% of our gross revenue during fiscal year ended February 28, 2005. We do not enter into long-term agreements with any of our customers. Instead, we enter into a number of individual purchase order commitments with our customers. A decision by any of our significant customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:
----------------------------------------------------

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SECURED CONVERTIBLE NOTES AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

         As of July 14, 2006, we had 5,139,143,049 shares of common stock issued and outstanding, secured convertible notes outstanding that may be converted into an estimated 186,549,000,000 shares of common stock at current market prices and outstanding warrants to purchase 257,618,422 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

         Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price as of July 12, 2006 of $0.0001 per share.

Secured Convertible Notes at 75% Discount

                                              Number           % of
% Below    Price Per    With Discount        of Shares      Outstanding
Market       Share          at 75%           Issuable          Stock
------       -----          ------           --------          -----

25%         $.000075      $.00001875     195,398,666,666       97.44%
50%         $.00005       $.0000125      293,098,000,000       98.28%
75%         $.000025      $.00000625     586,196,000,000       99.13%

Secured Convertible Notes at 80% Discount

                                              Number           % of
% Below    Price Per    With Discount        of Shares      Outstanding
Market       Share         at 80%            Issuable          Stock
------       -----         ------            --------          -----

25%         $.000075     $.000015          53,333,333,334      91.21%
50%         $.00005      $.00001           80,000,000,000      93.96%
75%         $.000025     $.000005         160,000,000,000      96.89%

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

         The secured convertible notes are convertible into shares of our common stock at a 75% or 80% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the investors convert and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The investors could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of the secured convertible notes, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE SECURED CONVERTIBLE NOTES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

         The issuance of shares upon conversion of the secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the investors may ultimately convert and sell the full amount issuable on conversion. Although the investors may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding common stock, this restriction does not prevent the investors from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the investors could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting 186,549,000,000 the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

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

         Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the secured convertible notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the secured convertible notes. Accordingly, assuming we are able to increase the number of shares of authorized shares of common stock, we plan to allocate and register at least 186,549,000,000 shares to cover the conversion of the secured convertible notes. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the secured convertible notes and plan to register may not be adequate. If the shares we allocate and register pursuant to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING SECURED CONVERTIBLE NOTES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE NOTES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

         Between 2000 and 2006, we entered into Securities Purchase Agreements for the sale of an aggregate of $4,677,597 principal amount of secured convertible notes, of which $4,463,725 remains outstanding. The secured convertible notes are due and payable, with interest, between one and three years from the date of issuance (or the date from which we are in compliance with the terms of the securities purchase agreements), unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreements or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we are required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

WE ARE CURRENTLY IN DEFAULT UNDER THE SECURITIES PURCHASE AGREEMENTS AND SECURED CONVERTIBLE NOTES AND THE INVESTORS HAVE THE RIGHT TO TAKE POSSESSION OF ALL OUR GOODS, INVENTORY, CONTRACTUAL RIGHTS AND GENERAL INTANGIBLES, RECEIVABLES, DOCUMENTS, INSTRUMENTS, CHATTEL PAPER, AND INTELLECTUAL PROPERTY.

         In connection with the Securities Purchase Agreements we entered into in between 2000 and 2006, we granted in favor of the investors a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. Pursuant to the terms of the Securities Purchase Agreements, an event of default has occurred. Pursuant to the Security
Agreements, in the event of a default, the Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of the date of this filing, the Investors have not declared a default by the Company, although there can be no assurance that they will not declare a default in the future.

RISKS RELATING TO OUR COMMON STOCK:
-----------------------------------

IF WE FAIL TO REMAIN CURRENT IN OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

         Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. Additionally, in the event that a company fails to timely file three of their quarterly and annual reports under Section 13 within a two year period, the company will be ineligible to have their securities quoted on the OTC Bulletin Board for a one year period. We have filed two reports within the last two years that were not timely. If we fail to remain current on our reporting requirements for the next two years, we will be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our executive and principal administrative offices are located at 1600 Lower State Road, Doylestown, Pennsylvania 18901, where we currently lease approximately 2,600 square feet of office space. The lease expires in September 2009. The monthly rental payments under the lease are $2,960 in 2006, with annual increases of $960. We believe that our leased property is sufficient for our current and immediately foreseeable operating needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock is quoted on the OTC Bulletin Board under the symbol "CCGI".

         For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                       FISCAL YEAR 2005
                                       ----------------
                                   HIGH                 LOW
                                   ----                 ---

       First Quarter               $0.01                $0.01
       Second Quarter              $0.01                $0.01
       Third Quarter               $0.01                $0.01
       Fourth Quarter              $0.01                $0.01

                                       FISCAL YEAR 2006
                                       ----------------
                                   HIGH                 LOW
                                   ----                 ---
       First Quarter               $0.01                $0.01
       Second Quarter              $0.01                $0.01
       Third Quarter               $0.01                $0.01
       Fourth Quarter              $0.01                $0.01

                                       FISCAL YEAR 2007
                                       ----------------
                                   HIGH                 LOW
                                   ----                 ---
       First Quarter               $0.01                $0.01
       Second Quarter (1)          $0.01                $0.01
       Third Quarter               Xxx                  Xxx
       Fourth Quarter              Xxx                  Xxx

(1) As of July 5, 2006.

HOLDERS

         As of July 5, 2006, we had approximately 950 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Registrar & Transfer Co., 342 East 900 South, Salt Lake City, Utah 84111.

DIVIDENDS

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

RECENT SALE OF UNREGISTERED SECURITIES

         None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the "Risk Factors" section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

GENERAL

         We earn revenues from distributing high-end and novelty products principally related to the entertainment and sports industries. These products are sold through retailers, distributors, department stores, the Internet and catalogs.

         We continue to pursue our re-evaluated business model. We believe that licenses have evolved into less time sensitive and sale spiking properties. Our new business model focuses on more evergreen properties and those with a longer window of opportunity. We recognize the need to have products that addressed the mainstream consumer market where market size and repeat sales opportunities could give us a means to stabilize and grow our revenues. To avoid the time, expense and risks associated with in-house new product development, we have sought out entities with mainstream consumer products whose marketability could be enhanced by the addition of our licenses. These activities produced new joint ventures and products that addressed new markets in keeping with our new
marketing   direction   aimed  at  the   collegiate  and   professional   sports
marketplaces.

         Our Stories for Heroes audio book of Arthur children's stories are sold exclusively on Amazon.com. We partnered with 212 Media Group to manage the manufacturing, marketing and distribution of the audio book. The CD itself is an enhanced audio CD that features stories, pictures, music and games for children, parents and teachers. Celebrity readers include Clay Aiken, Kelly Ripa and Kevin Bacon.

         We have entered into an exclusive licensing agreement with Dimensional Products & Imaging, Inc.(DPI), to develop and market unique print products using DPI's Vertical D TM dimensional imaging.

         We had a licensing agreement with the NFL by which we have permission to produce and sell our products for all 32 NFL teams. This license ended March 31, 2006 and was not renewed.

         On February 28, 2005, we sold to Alizay Consultant Limited a 2.5% interest in our future revenues generated under our NFL, NBA license in 2005-2006 and any future license in 2006 with Major League Baseball ("MLB"), if obtained. The agreement included a clause that would extend the partial sale of revenues to an additional year of sales under the NBA license, should we be unsuccessful in obtaining the MLB license. We did not obtain the MLB license, therefore Alizay will receive a 2.5% interest in the NBA revenues generated during the 2006-2007 license period.

TWELVE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 28, 2005.

         Net revenue for the twelve months ended February 28 2006 was $569,847 and primarily consisted of sales of professional and collegiate sports related products, promotional Fanbana sales and E-Bay Internet sales. Net revenue for the twelve months ended February 28, 2005 was $679,682 and primarily consisted of sales of professional and collegiate sports related products, X-Men products, Terminator products, Marvel Character products, promotional Fanbana sales and E-Bay Internet sales. Sales from X-men and Marvel Character products were sell offs of merchandise remaining under licenses that previously expired.

         Sales for the twelve months ended February 28, 2006 were comprised primarily of products offered with our National Football League License and College Licenses. The National Football League license expired on March 31, 2006 and was not renewed. Instead of paying the royalties for the NFL license ourself, we have decided to work with distributors who have NFL licenses to sell their products instead. Since the NFL season does not start until August, we cannot determine what impact, if any, the change in our business strategy will have on our sales.

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

         Cost of sales for the twelve months ended February 28, 2006 increased by $25,095 from the twelve months ended February 28, 2005. This increase was mainly attributable to added expenses incurred from changing to better performing suppliers in an effort to meet our customer demands. Cost of sales as a percentage of revenues increased to 109.3% for the twelve months ended February 28, 2006 as compared to 87.9% for the same period last year.

         Cost of sales for the twelve months ended February 28, 2006 were comprised of costs associated with the sale of the products related to the National Football League License and College Licenses. These products are contract manufactured for us by both domestic and foreign companies to specifications developed by us and approved by the various licensors. We do not feel this places us at risk for filling future orders on a timely basis because we have developed relationships with alternate suppliers for most of our products. Several of our manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs we would incur if the product was first shipped to our location. We also feels we are not at risk for any currency fluctuations in our dealing with our foreign manufacturers since all orders are based on U.S. dollars and we do not have any long term purchase commitments.

         Selling and administrative expenses for the twelve months ended February 28, 2006 increased to $1,446,180 from $1,215,122 for the same period the previous year. For the twelve months ended February 28, 2006 and February 28, 2005 the services obtained through the issuance of stock included internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of $30,000 and $176,209, respectively. As previously mentioned, we incur charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the twelve months ended February 28, 2006, we incurred charges relating to the costs of producing the samples as well as the related package design of $44,952 versus charges of $36,975 for the same period the previous year.

         Selling and administrative expense consists of payroll and related fringe benefits, royalties, commissions paid to manufacturers sales representatives, advertising, rent, depreciation and other related fixed overhead expenses. Also included in this category are the expenses related to the replication of movie props to ready them for mass production by the contract manufacturers, as well as the non-cash costs related to services satisfied by the issuance of our stock. The services provided were in direct support of our operations. As we grow through acquisitions and the sales of current product, we anticipate we will have to rely less on the issuance of stock for services due to increased cash flows as well as capital. The benefits to us from these stock transactions are to reduce the use of cash, which allow us to devote the maximum amount of resources to expanding the business. For accounting purposes, we valued these services at the fair market value of the services rendered or the fair market value of the stock at times of issuance whichever was more readily determinable. Production costs include prototypes and samples of packaging, displays and products. All expensed production costs are included within selling and administrative expenses.

         We incurred interest expense of $1,116,910 for the twelve months ended February 28, 2006 as compared to $744,370 for the same period the previous year due to increased borrowings and the debt accretion related to the application of SFAS 133. The accretion of debt calculation added $748,306 and $482,123 of interest expense respectively for the twelve months ended February 28, 2006 and February 28, 2005, respectively.

         For the twelve months ended February 28, 2006, we incurred a non-cash loss in adjusting the fair value of the debenture and related warrant derivatives relating to the convertible debentures of $6,034,623 as compared with $2,160,086 during the prior year.

         As a result of the above, we had a net loss of $8,554,857 for the twelve months ended February 28, 2006 as compared to a net loss of $3,793,501 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 28, 2006, we had a working capital deficiency of $5,734,951. The working capital deficit as of February 28, 2006 is a direct result of the unprofitable operations for prior years as well as for the past twelve months ended February 28, 2006 that resulted in cash used in operating activities of $1,611,998. We had an ending cash balance of $74,738 at February 28, 2006. As such, we will have to raise additional capital within the next twelve months.

         We have financed our losses through private sales of equity and debt securities and the issuance of stock for services. During the twelve months ended February 28, 2006, we received the following capital infusions: $1,726,457 from issuance of secured convertible debentures and $60,000 from the sale of our common stock.

         We are working with various distributors and independent sales representatives in an effort to cut costs, offer a greater variety of products and to increase the customer base for our products. We believe that if we can increase our revenues and improve our gross profit margin that this will allow us to reach profitability.

         While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for 12 months or more. We believe that we will need approximately $750,000 in additional funds to continue operations for the next 12 months, depending on revenues from operations. We are constantly seeking additional sources of financing, however, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

         As of February 28, 2006, we had $485,337 in outstanding notes and loans payable, (of which $1,878 is due to related parties) $127,300 in convertible subordinated debentures and $1,887,399 (net) in outstanding convertible secured debentures. As of February 28, 2006, we had $3,643,238 in accounts payable, accrued expenses, accrued payroll, accrued royalties and related taxes. (Some of the accrued expenses are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. We are currently making payments on our current federal payroll tax obligations as well as monthly payments for these prior obligations). We have been able to operate based on deferring vendor and employee payments, deferring interest and debt repayments and obtaining additional borrowings and proceeds from equity. However, there is no guarantee that we will continue to be successful with respect to these actions. Furthermore, there can be no assurances that we will be able to obtain the necessary funding to finance our operations or grow revenue in sufficient amounts to fund our operating expenses.

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

         To obtain funding for its ongoing operations, the Company has entered into Securities Purchase Agreements with several accredited investors, on the following dates for the sale of secured convertible notes and warrants:

                             SECURED
                           CONVERTIBLE       INTEREST
TRANSACTION DATE           NOTES SOLD          RATE                             CONVERSION PRICE                          WARRANTS
------------------------------------------------------------------------------------------------------------------------------------
May 2000                    $400,000           10%         $0.04 or 25% of market value                                  4,000,000
                            ($258,820
                            remaining)
------------------------------------------------------------------------------------------------------------------------------------
May 28, 2002                $75,000            12%         $.01 or 25% of the  average  of the  lowest  three  intraday  150,000 trading  prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------
November 26, 2002           $250,000           15%         $.01 or 25% of the  average  of the  lowest  three  intraday  500,000 trading  prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------
May 15, 2003                $25,000            15%         $.01 or 25% of the  average  of the  lowest  three  intraday  50,000 trading  prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------
June 20, 2003               $25,000            15%         $.01 or 25% of the  average  of the  lowest  three  intraday  50,000 trading  prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------
July 23, 2003               $25,000            15%         $.01 or 25% of the  average  of the  lowest  three  intraday  50,000 trading  prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------
November 14, 2003           $50,000            15%         $.01 or 25% of the  average  of the  lowest  three  intraday  100,000 trading  prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------
January 13, 2004            $50,000            15%         $.01 or 25% of the  average  of the  lowest  three  intraday  100,000 trading  prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------
February 13, 2004           $25,000            15%         $.01 or 25% of the  average  of the  lowest  three  intraday  50,000 trading  prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------
March 16, 2004              $100,000           15%         $.01 or 25% of the  average  of the  lowest  three  intraday  200,000 trading  prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------
May 28, 2004                $550,000           15%         $.01 or 25% of the  average  of the  lowest  three  intraday  1,650,000 trading  prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------
September 30, 2004          $250,000           15%         $.0026 or 25% of the  average of the lowest  three  intraday  1,250,000 trading  prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------
May 18, 2005                $400,000           10%         $.0016 or 25% of the  average of the lowest  three  intraday  47,368,422 trading  prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------
July 7, 2005                $850,000           10%         $.0016 or 25% of the  average of the lowest  three  intraday  1,700,000 trading  prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------
September 29, 2005          $302,597           2%          $0.0016 or 25% of the average of the lowest  three  intraday  -0-
                                                           trading  prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------
January 20, 2006            $400,000           10%         $0.0016 or 20% of the average of the lowest  three  intraday  400,000 trading  prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------
March 23, 2006              $400,000           8%          $0.03 or 20% of the  average of the lowest  three  intraday  100,000,000 trading prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------
May 31, 2006                $500,000           8%          $0.03 or 25% of the  average of the lowest  three  intraday  100,000,000 trading prices during the twenty  trading days  immediately preceding conversion
------------------------------------------------------------------------------------------------------------------------------------

         The secured convertible notes bear interest as described above, typically mature one to three years from the date of issuance or one to three years from when we are in compliance with the terms of the securities purchase agreements, and are convertible into our common stock, at the investors' option, on the terms as described above. As of July 14, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over the Counter Bulletin Board was $.0001 and, therefore, the conversion price for the secured convertible notes was $.000025 at 25% or $.00002 at 20%. Based on this conversion price, the $4,463,725 in secured convertible notes remaining, excluding interest, would convert into 186,549,000,000 shares of our common stock. If the price of our common stock should decrease, we will be required to issue substantially more shares, which will cause dilution to our existing stockholders. There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

         In connection with the sale of convertible notes, we granted the investors registration rights. Pursuant to the registration rights agreements, we were required to file registration statements for the shares underlying the convertible notes and warrants within a specified period of time from the sale of such securities and to have the registration statement declared effective by the Securities and Exchange Commission within another specified period of time. In the event that we did not timely file the registration statements or have them declared effective, we are obligated to pay liquidated damages. We have not filed any registration statements registering the securities underlying the convertible securities. As a result, an event of default has occurred regarding all of the above listed secured convertible debentures. As a result of this default, we are obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. We do not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed us that they do not intend to take any action at this time due to the default. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property. These events of default, taken as a whole, are reasonably likely to have a material impact on our short-term and long-term liquidity. The investors have been willing in the past to provide us with capital as needed to sustain our day-to-day operations and to forego enforcing default provisions, however, no assurance can be given that they will provide such capital in the future or continue to forego enforcing default provisions, which they are under no obligation to do so. In the event that we need additional capital in the future for our day-to-day operations, and the investors do not provide such funds, we will have to seek capital from new investors. As a result of these events of default and that all of our assets are secured by the current investors, it is highly unlikely that we would be able to obtain additional capital from other investors. If we are unable to obtain additional capital, we would likely be required to curtail or cease our operations. As all of our assets are secured by our existing lenders, of which we are currently in default, we do not anticipate filing for bankruptcy protection, as all of our assets would be transferred to our lenders pursuant to our existing security agreements.

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

         The Company recently increased the number of authorized shares of common stock to 15,000,000,000, but this is still not a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible secured debentures in the Company's common stock. The Company is working on rectifying the situation. The provisions of the debt instruments call for a 24% penalty on the amount of debt owed if a noteholder attempts to convert and there are not enough authorized shares available.

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

         Accounts Receivable: We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of February 28, 2006, we had an allowance for bad debts of $10,517. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

         Realizability of Inventory Values: We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. As of February 28, 2006, we had inventory of $189,844 on hand.

         Long-lived Assets: We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property and equipment. Intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment.

         Fair Value of  Financial  Instruments:  Carrying  amounts of  financial instruments held by the Company, which includes cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. Long-term debt, convertible secured debentures, notes and loans payable and convertible subordinated debentures approximate fair value based upon debt terms available for entities under similar terms.

         Derivative Valuations: In accordance with SFAS 133, we are required to estimate the fair value of any embedded derivatives and detachable warrants relating to our secured convertible debentures. These estimates require significant assumptions and management judgment which may affect the amounts reported throughout the financial statements. This resulted in the Company recognizing expense of $6,034,623 and $2,160,086 for the years ended February 28, 2006 and 2005, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company did not have an impact from this revised standard or any significant impact on the Company's results of operations.


         In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing to require items such as idle facility costs, excessive spoilage, double freight and handling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for the Company in the quarter ended May 31, 2006. The adoption of this Statement had no immediate material impact on the Company.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting or and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company has elected to adopt SFAS 154 with the current 10-KSB financial reporting. The Company changed its accounting policy with how it accounts for derivatives and the relating detachable warrants. The impact of this adoption resulted in the Company recording additional expense of $2,160,086, for the year ended February 28, 2005.

ITEM 7.  FINANCIAL STATEMENTS.

                        COLLECTIBLE CONCEPTS GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

   Reports of Independent Registered Public Accounting Firm                  F-2

   Consolidated Balance Sheet as of February 28, 2006 and February 28, 2005  F-3

   Consolidated Statements of Operations for the years ended
   February 28, 2006 and 2005                                                F-4

   Consolidated Statement of Changes in Shareholders' Deficiency for the
   years ended February 28, 2006 and 2005                                    F-5

   Consolidated Statements of Cash Flows for the years ended
   February 28, 2006 and 2005                                                F-6

   Notes to Consolidated Financial Statements                                F-7

REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Collectible Concepts Group, Inc.

We have audited the accompanying consolidated balance sheets of Collectible Concepts Group, Inc. and Subsidiaries (the "Company"), as of February 28, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collectible Concepts Group, Inc. and Subsidiaries as of February 28, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N to the financial statements, the Company's working capital deficiency of $5,734,951, stockholders' deficiency of $19,480,090 at February 28, 2006, net loss of $8,554,857 and net cash used in operations of $1,611,998 for the year ended February 28, 2006, raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note N. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note O of the notes to the consolidated financial statements, errors resulting in (i) an understatement of the derivative liability relating to the embedded beneficial conversion feature and warrants relating to convertible secured debentures and a corresponding understatement of the loss on adjustment of derivative and warrant liability to fair value and
(ii) an overstatement of both selling and administrative expense and accounts payable as of and for the year ended February 28, 2005 were discovered by management of the Company during fiscal 2006. Accordingly, the consolidated balance sheet as of February 28, 2005 and the consolidated statements of operations, stockholders' deficiency and cash flows for the year ended February 28, 2005 have been restated to reflect corrections to previously reported amounts.

/s/ WEINBERG & COMPANY, P.A.
----------------------------
Boca Raton, Florida
June 23, 2006

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            February 28,
                                                               2006            2005
                                                           ------------    ------------
                                                                         Restated See Note O
                                      ASSETS
CURRENT ASSETS
Cash and cash equivalents                                  $     74,738    $      1,040
Accounts receivable, net of allowance of $10,517 and
        $40,587, respectively                                    57,835         216,794
Inventories                                                     189,844              --
Loans receivable                                                     --           1,245
Prepaid royalties                                                62,416              --
Prepaid interest                                                 20,625              --
Other prepaid expenses                                            2,865              --
                                                           ------------    ------------
  Total current assets                                          408,323         219,079
                                                           ------------    ------------
Property and equipment, net                                       1,130           6,045
                                                           ------------    ------------
Other assets:
Film library, net                                               245,800              --
Trademarks                                                        1,300           1,300
Deposits                                                          3,200           3,200
                                                           ------------    ------------
 Total other assets                                             250,300           4,500
                                                           ------------    ------------
TOTAL ASSETS                                               $    659,753    $    229,624
                                                           ============    ============
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable and accrued expenses                      $  2,898,725    $  3,019,263
Accrued expenses-related parties                                744,513         745,961
Notes and loans payable                                         483,459         501,801
Loans payable-related party                                       1,878           4,297
Convertible subordinated debentures                             127,300         127,300
Convertible secured debentures                                1,887,399         879,436
                                                           ------------    ------------
  Total current liabilities                                   6,143,274       5,278,058
                                                           ------------    ------------
Notes payable                                                   200,000              --
Convertible secured debentures                                       --         156,533
Derivative liability relating to convertible debentures      13,743,000       5,801,000
Warrant liability related to convertible debentures              53,569           8,349
                                                           ------------    ------------
  Total long term liabilities                                13,996,569       5,965,882
                                                           ------------    ------------
  Total liabilities                                          20,139,843      11,243,940
                                                           ------------    ------------
COMMITMENTS AND CONTINGENCIES
DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share;
        700,000,000 shares authorized,
699,695,037 issued and outstanding                              699,694         699,694
Common stock to be issued, 313,573,817 and
        7,162,036 shares, respectively                          149,714          24,802
Common stock subscription                                        15,000              --
Subscription receivable                                         (15,000)             --
Additional paid in capital                                   14,107,115      14,102,944
Deferred equity based expense                                   (40,000)             --
Accumulated deficit                                         (34,396,613)    (25,841,756)
                                                           ------------    ------------
 Total deficiency in stockholders' equity                   (19,480,090)    (11,014,316)
                                                           ------------    ------------
TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY   $    659,753    $    229,624
                                                           ============    ============

The accompanying notes are an integral part of the consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year ended February 28,
                                                              2006             2005
                                                         -------------    -------------
REVENUES:                                                               Restated-see note O
Net sales                                                $     569,847    $     679,682
Cost of sales                                                  622,862          597,767
                                                         -------------    -------------
  Gross (loss) profit                                          (53,015)          81,915
                                                         -------------    -------------
OPERATING EXPENSES:
Selling and administrative                                   1,446,180        1,215,122
Depreciation                                                     9,115           14,788
                                                         -------------    -------------
  Total operating expenses                                   1,455,295        1,229,910
                                                         -------------    -------------
LOSS FROM OPERATIONS                                        (1,508,310)      (1,147,995)
                                                         -------------    -------------
Other income (expense)
Gain on forgiveness of debt                                    104,986          111,287
Loss on adjustment of derivative and warrant liability
     to fair value                                          (6,034,623)      (2,160,086)
Other income                                                        --          147,663
Interest expense                                            (1,116,910)        (744,370)
                                                         -------------    -------------
Total other expenses                                        (7,046,547)      (2,645,506)
                                                         -------------    -------------
Net loss before income taxes                                (8,554,857)      (3,793,501)
Income taxes                                                        --               --
                                                         -------------    -------------
NET (LOSS)                                               $  (8,554,857)   $  (3,793,501)
                                                         =============    =============
Net loss per common share (basic and diluted)            $       (0.01)   $       (0.01)
                                                         =============    =============
Weighted average common shares outstanding
(basic and diluted)                                        699,695,037      555,933,697
                                                         =============    =============

The accompanying notes are an integral part of the consolidated financial statements


                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                 STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED FEBRUARY 28, 2006 AND 2005

                                                                                                                    Common
                                                     Common          Stock         Common stock to be issued         Stock
                                                     Shares          Amount          Shares          Amount       Subscription
                                                  ------------    ------------    ------------    ------------    ------------
Balance as of February 29, 2004 (RESTATED
-NOTE O)                                           422,299,964    $    422,299      10,062,999    $     30,293    $         --
Common stock issued for services rendered           59,103,100          59,103              --              --              --
Common stock issued related to financing             5,000,000           5,000              --              --              --
Common stock to be issued related to
anti-dilution note provisions                               --              --       4,399,037           9,109              --
Common stock issued related to anti-dilution
note provisions                                      7,300,000           7,300      (7,300,000)        (14,600)             --
Acquisition of treasury stock from CEO             (21,000,000)        (21,000)             --              --              --
Conversion of secured convertible debentures
to common stock                                    138,563,402         138,563              --              --              --
Conversion of convertible subordinated
debentures to common stock                          11,428,571          11,429              --              --              --
Conversion of notes and loans payable and
accrued interest to common stock                    77,000,000          77,000              --              --              --
Issuance of options and warrants for services
rendered and accrued interest                               --              --              --              --              --
Net loss                                                    --              --              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------
Balance as of February 28, 2005-RESTATED
- (NOTE O)                                         699,695,037         699,694       7,162,036          24,802              --

Acquisition of treasury stock from CEO             (15,000,000)        (15,000)             --              --              --

Common stock issued for services rendered           15,000,000          15,000              --              --              --

Common stock to be issued for services rendered             --              --      50,000,000          60,000              --

Common stock subscription  (135,000,000 shares)             --              --              --              --          75,000

Cash received on subscription                               --              --     108,000,000          60,000         (60,000)
Common stock to be issued under stock
subscription late issuance provision                        --              --     143,500,000              --              --

Issuance of options for services rendered                   --              --              --              --              --
Common stock to be issued related to
anti-dilution note provisions                               --              --       4,911,781           4,912              --
Net loss                                                    --              --              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------
Balance at February 28, 2006                       699,695,037    $    699,694     313,573,817    $    149,714    $     15,000
                                                  ============    ============    ============    ============    ============

                                                   Additional                      Deferred
                                                    Paid in       Subscription    Equity based    Accumulated
                                                    Capital        Receivable     Compensation      Deficit           Total
                                                  ------------    ------------    ------------    ------------    ------------
Balance as of February 29, 2004 (RESTATED
-NOTE O)                                          $ 13,918,029    $         --    $         --    $(22,048,255)   $ (7,677,634)
Common stock issued for services rendered              117,106              --              --              --         176,209
Common stock issued related to financing                 5,000              --              --              --          10,000
Common stock to be issued related to
anti-dilution note provisions                           (9,109)             --              --              --              --
Common stock issued related to anti-dilution
note provisions                                          7,300              --              --              --              --
Acquisition of treasury stock from CEO                 (21,000)             --              --              --         (42,000)
Conversion of secured convertible debentures
to common stock                                        (62,668)             --              --              --          75,895
Conversion of convertible subordinated
debentures to common stock                                (229)             --              --              --          11,200
Conversion of notes and loans payable and
accrued interest to common stock                       117,975              --              --              --         194,975
Issuance of options and warrants for services
rendered and accrued interest                           30,540              --              --              --          30,540
Net loss                                                    --              --              --      (3,793,501)     (3,793,501)
                                                  ------------    ------------    ------------    ------------    ------------
Balance as of February 28, 2005-RESTATED
- (NOTE O)                                          14,102,944              --              --     (25,841,756)    (11,014,316)

Acquisition of treasury stock from CEO                 (15,000)             --              --              --         (30,000)

Common stock issued for services rendered               15,000              --              --              --          30,000

Common stock to be issued for services rendered             --              --         (40,000)             --          20,000

Common stock subscription  (135,000,000 shares)             --         (75,000)             --              --              --

Cash received on subscription                               --          60,000              --              --          60,000
Common stock to be issued under stock
subscription late issuance provision                        --              --              --              --              --

Issuance of options for services rendered                9,083              --              --              --           9,083
Common stock to be issued related to
anti-dilution note provisions                           (4,912)             --              --              --              --
Net loss                                                    --              --              --      (8,554,857)     (8,554,857)
                                                  ------------    ------------    ------------    ------------    ------------
Balance at February 28, 2006                      $ 14,107,115    $    (15,000)   $    (40,000)   $(34,396,613)   $(19,480,090)
                                                  ============    ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                        Year ended February 28,
                                                                                          2006           2005
                                                                                       -----------    -----------
                                                                                                     Restated-note O
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               $(8,554,857)   $(3,793,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                                9,115         14,788
Provision for bad debt expense                                                              48,630         40,857
Common stock issued in connection with services rendered                                    50,000        185,146
Expense recognized for stock-based compensation                                              9,083         31,603
Gain on forgiveness of debt                                                               (104,986)      (111,287)
Amortization of prepaid interest                                                                --         61,875
Accretion of convertible secured debentures                                                748,305        482,123
Loss on adjustment of derivative and warrant liability to fair value                     6,034,623      2,160,086
(Increase) decrease in:
Accounts receivable                                                                        110,329       (254,849)
Inventories                                                                               (189,844)            --
Loans receivable                                                                             1,245         (1,245)
Prepaid royalties                                                                          (62,416)            --
Prepaid interest                                                                             6,043             --
Other prepaid expenses                                                                      (2,865)            --
Increase (decrease) in:
Accounts payable and accrued expenses                                                      287,045        448,739
Accrued expenses-related parties                                                            (1,448)            --
                                                                                       -----------    -----------
Net cash used in operating activities                                                   (1,611,998)      (735,665)
                                                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in film library                                                                 (50,000)            --
                                                                                       -----------    -----------
Net cash used in investing activities                                                      (50,000)            --
                                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible secured debentures                                 1,726,457        735,000
Proceeds from sale of common stock                                                          60,000             --
Proceeds from notes and loans payable                                                       51,767        240,189
Repayments of notes and loans payable                                                      (70,109)      (131,430)
Proceeds from related party notes                                                            2,200         47,130
Repayments of related party notes                                                          (34,619)      (154,277)
                                                                                       -----------    -----------
                                                                                         1,735,696        736,612
                                                                                       -----------    -----------
Net increase in cash and cash equivalents                                                   73,698            947
Cash and cash equivalents at beginning of year                                               1,040             93
                                                                                       -----------    -----------
Cash and cash equivalents at end of year                                               $    74,738    $     1,040
                                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                                          --             --
Cash paid during the year for taxes                                                             --             --

The accompanying notes are an integral part of the consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Business and Basis of Presentation
----------------------------------

Collectible Concepts Group, Inc. (the "Company") was formed on March 1, 1986 as "Amour Corporation" under the laws of Delaware. The name was changed in September 1988 to Bard Sports Group. On February 28, 1993, the name was changed to "USA Sports Corp". On April 27, 1999, the name was changed to "Collectible Concepts Group, Inc."

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Team Sports Specialties Corporation and Music Art Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Cash Equivalents
----------------

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Inventories
-----------

Inventories are stated at the lower of cost or market determined by the weighted average cost method. Inventories consist of products available for sale to distributors and customers.

Components of inventories as of February 28, 2006 and 2005 are as follows:

                                                          2006        2005
                                                          ----        ----
Finished goods                                          $189,844     $ -0-
                                                        ========     =====

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES- (CONTINUED)

Property and Equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.
Depreciation is provided using the straight-line method over their estimated useful lives as follows:

Computer                                             5 years
Office equipment                                     3 to 5 years

Impairment of Long-Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). SFAS 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $12,950 and $8,680 as advertising costs for the years ended February 28, 2006 and 2005, respectively.

Use of estimates
----------------

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

Fair Value of Financial Instruments
-----------------------------------

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES- (CONTINUED)

Segments
--------

The Company applies Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprises and Related Interpretation." The Company operates in one segment and therefore segment information is not presented.

Shipping and Handling Fees
--------------------------

The Company includes shipping and handling fees billed to customers as revenue and the related costs as cost of sales. Such fees and costs are primarily comprised of outbound freight. Shipping and handling fees are included in revenues in the accompanying consolidated statements of income.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. Options and warrants issued to non employees and consultants are recorded using the fair value method, based on Black Scholes option-pricing model. There were no options issued to employees during the periods presented. Therefore, the required disclosure of pro forma amounts under SFAS 123, as modified by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" has not been presented.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES- (CONTINUED)

Loss per Share
--------------

The Company follows Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share". Basic and diluted earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of common shares outstanding. The assumed conversion of convertible debt into 15,057,893,120 common shares in 2006 and 3,097,253,333 common shares in 2005 and the exercise of outstanding options and warrants to purchase 82,615,165 common shares in 2006 and 21,203,886 common shares in 2005 were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for all periods presented. As of February 28, 2006, the Company does not have enough common shares available to convert all the eligible debt to shares if the debt holders elected to convert all of their notes and if all of the options and warrants were to be exercised. Subsequently, the Company has increased their authorized number of shares to 15,000,000,000 but this is still not sufficient to have enough common shares available to convert all eligible debt to shares if the debt holders elected to convert.

Recent Accounting Pronouncements
--------------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement had no immediate material impact on the Company.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005 for non small issuers and December 15, 2005 for small business issuers. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2007. The Company had accounted for its share-based payment transactions under the provisions of APB 25, which did not necessarily require the recognition of compensation cost in the financial statements. The Company did not have an impact from this revised standard or any significant impact on the Company's results of operations.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES- (CONTINUED)

Recent Accounting Pronouncements
--------------------------------

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company did not have a material impact wth the adoption of this Interpretation on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and the reporting of a correction of an error made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company has elected to adopt SFAS 154 for their current financial statements (See note O).

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Reclassifications
-----------------

Certain  items  in  the  prior  year  have  been   reclassified  to  conform  to
classifications used in the current year.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE B - FILM LIBRARY

The Company acquired a historical film library containing thousands of hours of sports events including boxing, baseball, football and auto racing along with others. The asset acquisition agreement made December 15, 2005 gives the Company title to the entire library. The Film library consists of over 5,000 hours of sporting events from the years 1948 - 1972; there are also additional sports films in the library after 1972 in addition there is an old time cartoon library as well as classic movies. The film library was acquired for a purchase price of $250,000 with $50,000 paid in cash and the remainder due in five years from the date of a note payable issued to the seller, along with interest accrued at 6% per annum. As part of acquisition of the film library, the Company was assigned an exclusive licensing agreement whereby royalties (minimum of $50,000 per year) will be received over the next ten years. Since collectiblity cannot be reasonably assured, the Company has not recorded revenue from the licensing agreement.

The total cost of the film library is being amortized over the expected useful life of ten years. The Company recorded $4,200 as amortization expense in the year ended February 28, 2006.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment at February 28, 2006 and 2005 are as follows:

                                    2006         2005
                                 ---------    ---------
Computer  and office equipment   $ 126,179    $ 126,179
Less: Accumulated depreciation    (125,049)    (120,134)
                                 ---------    ---------
Net property and equipment       $   1,130    $   6,045
                                 =========    =========

The total depreciation expense for the years ended February 28, 2006 and 2005 amounted to $4,915 and $14,788, respectively.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at February 28, 2006 and 2005 are as follows:

                                                        2006         2005
                                                    ----------   ----------
Accounts payable                                    $1,378,816   $1,527,291
Accrued interest, of which $77,456 and $76,636 is
for related party, respectively                        576,093      623,411
Accrued payroll  and payroll taxes                     323,157      330,517
Accrued royalties                                      335,344      238,969
Other accrued expenses                                 285,315      299,075
                                                    ----------   ----------
                                                    $2,898,725   $3,019,263
                                                    ==========   ==========

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE E - CONVERTIBLE SECURED DEBENTURES (SEE NOTE O - RESTATEMENT)

Notes payable at February 28, 2006 and 2005 are as follows:

-----------------------------------------------------------------------------------------------------------
                                                                                    2006            2005
                                                                                    ----            ----
-----------------------------------------------------------------------------------------------------------
10% convertible  debenture dated May 2000, face value of $400,000,  due one year from the date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company's common stock at the lower of a)
$0.04 or b) 25% of market  value.  The  Company  has  granted  the note holder a security  interest in substantially all of the Company's assets and intellectual property.  Additionally,  the note holder has certain  registration  rights. The
Company is in violation of the loan covenants (see below)                          $258,820        $258,820
-----------------------------------------------------------------------------------------------------------
12% convertible  debenture  dated May 28, 2002,  face value of $75,000,  due one year  from  date of the  note  with  interest  payable  per  annum.  The note is convertible  into the Company's  common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday  trading prices for the common stock on a principal  market for twenty days  before,  but not  including,  conversion date. The Company granted the note holder a security  interest in  substantially all of the Company's assets and intellectual  property.  Additionally,  the note holder has certain  registration rights. The Company is in violation of the loan
covenants (see below)                                                                75,000          75,000
-----------------------------------------------------------------------------------------------------------
15% convertible  debenture dated November 26, 2002, face value of $250,000,  due one year from date of the note with  interest  payable  per  annum.  The note is convertible  into the Company's  common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday  trading prices for the common stock on a principal  market for twenty days  before,  but not  including,  conversion date. The Company granted the note holder a security  interest in  substantially all of the Company's  assets and  intellectual  property.  Additionally the note holder has certain  registration rights. The Company is in violation of the loan
covenants (see below)                                                               250,000         250,000
-----------------------------------------------------------------------------------------------------------
15% convertible  debenture  dated May 15, 2003,  face value of $25,000,  due one year  from  date of the  note  with  interest  payable  per  annum.  The note is convertible  into the Company's  common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday  trading prices for the common stock on a principal  market for twenty days  before,  but not  including,  conversion date. The Company granted the note holder a security  interest in  substantially all of the Company's assets and intellectual  property.  Additionally,  the note holder has certain  registration rights. The Company is in violation of the loan
covenants (see below)                                                                25,000          25,000
-----------------------------------------------------------------------------------------------------------

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE E - CONVERTIBLE SECURED DEBENTURES (SEE NOTE O - RESTATEMENT) (CONTINUED)

-----------------------------------------------------------------------------------------------------------
                                                                                    2006            2005
                                                                                    ----            ----
-----------------------------------------------------------------------------------------------------------
15% convertible  debenture  dated June 20, 2003, face value of $25,000,  due one year  from  date of the  note  with  interest  payable  per  annum.  The note is convertible  into the Company's  common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday  trading prices for the common stock on a principal  market for twenty days  before,  but not  including,  conversion date. The Company granted the note holder a security  interest in  substantially all of the Company's assets and intellectual  property.  Additionally,  the note holder has certain  registration rights. The Company is in violation of the loan
covenants (see below)                                                                25,000          25,000
-----------------------------------------------------------------------------------------------------------
15% convertible  debenture  dated July 23, 2003, face value of $25,000,  due one year  from  date of the  note  with  interest  payable  per  annum.  The note is convertible  into the Company's  common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday  trading prices for the common stock on a principal  market for twenty days  before,  but not  including,  conversion date. The Company granted the note holder a security  interest in  substantially all of the Company's assets and intellectual  property.  Additionally,  the note holder has certain  registration rights. The Company is in violation of the loan
covenants (see below)                                                                25,000          25,000
-----------------------------------------------------------------------------------------------------------
15% convertible  debenture  dated November 14, 2003, face value of $50,000,  due one year from date of the note with  interest  payable  per  annum.  The note is convertible  into the Company's  common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday  trading prices for the common stock on a principal  market for twenty days  before,  but not  including,  conversion date. The Company granted the note holder a security  interest in  substantially all of the Company's assets and intellectual  property.  Additionally,  the note holder has certain  registration rights. The Company is in violation of the loan
covenants (see below)                                                                50,000          50,000
-----------------------------------------------------------------------------------------------------------
15% convertible debenture dated January 13, 2004, face value of $50,000, due one year  from  date of the  note  with  interest  payable  per  annum.  The note is convertible  into the Company's  common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday  trading prices for the common stock on a principal  market for twenty days  before,  but not  including,  conversion date. The Company granted the note holder a security  interest in  substantially all of the Company's assets and intellectual  property.  Additionally,  the note holder has certain  registration rights. The Company is in violation of the loan
covenants (see below)                                                                50,000          50,000
-----------------------------------------------------------------------------------------------------------

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE E - CONVERTIBLE SECURED DEBENTURES (SEE NOTE O - RESTATEMENT) (CONTINUED)

-----------------------------------------------------------------------------------------------------------
                                                                                    2006            2005
                                                                                    ----            ----
-----------------------------------------------------------------------------------------------------------
15% convertible  debenture  dated February 13, 2004, face value of $25,000,  due one year from date of the note with  interest  payable  per  annum.  The note is convertible  into the Company's  common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday  trading prices for the common stock on a principal  market for twenty days  before,  but not  including,  conversion date. The Company granted the note holder a security  interest in  substantially all of the Company's assets and intellectual  property.  Additionally,  the note holder has certain  registration rights. The Company is in violation of the loan
covenants (see below)                                                                25,000          25,000
-----------------------------------------------------------------------------------------------------------
15% convertible  debenture March 16, 2004, face value of $100,000,  due one year from date of the note with interest  payable per annum.  The note is convertible into  the  Company's  common  stock  at the  lower  of a) $0.01 or b) 25% of the average of the three lowest  intraday  trading  prices for the common stock on a principal market for twenty days before, but not including, conversion date. The
Company granted the note holder a security  interest in substantially all of the
Company's assets and intellectual  property.  Additionally,  the note holder has certain  registration  rights. The Company is in violation of the loan covenants
(see below)                                                                         100,000          95,616
-----------------------------------------------------------------------------------------------------------
15% convertible  debenture  dated May 28, 2004, face value of $550,000,  due two years  from  date of the note  with  interest  payable  per  annum.  The note is convertible  into the Company's  common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday  trading prices for the common stock on a principal  market for twenty days  before,  but not  including,  conversion date. The Company granted the note holder a security  interest in  substantially all of the Company's assets and intellectual  property.  Additionally,  the note holder has certain  registration rights. The Company is in violation of the loan
covenants (see below)                                                               482,945         104,820
-----------------------------------------------------------------------------------------------------------
15% convertible debenture dated September 30, 2004, face value of $250,000,  due two years from date of the note with  interest  payable  per annum.  The note is convertible into the Company's common stock at the lower of a) $0.0026 or b) 25%
of the average of the three lowest intraday  trading prices for the common stock on a principal  market for twenty days  before,  but not  including,  conversion date. The Company granted the note holder a security  interest in  substantially all of the Company's assets and intellectual  property.  Additionally,  the note holder has certain  registration rights. The Company is in violation of the loan
covenants (see below)                                                               176,712          51,712
-----------------------------------------------------------------------------------------------------------

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE E - CONVERTIBLE SECURED DEBENTURES (SEE NOTE O - RESTATEMENT) (CONTINUED)

-----------------------------------------------------------------------------------------------------------
                                                                                    2006            2005
                                                                                    ----            ----
-----------------------------------------------------------------------------------------------------------
10% convertible debenture dated May 18, 2005, face value of $400,000,  due three years  from  date of the note  with  interest  payable  per  annum.  The note is convertible into the Company's common stock at the lower of a) $0.0016 or b) 25%
of the average of the three lowest intraday  trading prices for the common stock on a principal  market for twenty days  before,  but not  including,  conversion date. The Company granted the note holder a security  interest in  substantially all of the Company's assets and intellectual  property.  Additionally,  the note holder has certain  registration rights. The Company is in violation of the loan
covenants (see below)                                                               104,475             -0-
-----------------------------------------------------------------------------------------------------------
10% convertible debenture dated July 7, 2005, face value of $850,000,  due three years  from  date of the note  with  interest  payable  per  annum.  The note is convertible into the Company's common stock at the lower of a) $0.0016 or b) 25%
of the average of the three lowest intraday  trading prices for the common stock on a principal  market for twenty days  before,  but not  including,  conversion date. The Company granted the note holder a security  interest in  substantially all of the Company's assets and intellectual  property.  Additionally,  the note holder has certain  registration rights. The Company is in violation of the loan
covenants (see below)                                                               183,196             -0-
-----------------------------------------------------------------------------------------------------------
2% convertible  debenture dated September 29, 2005, face value of $302,597,  due three years from date of the note with interest  payable per annum.  The note is convertible into the Company's common stock at the lower of a) $0.0016 or b) 25%
of the average of the three lowest intraday  trading prices for the common stock on a principal  market for twenty days  before,  but not  including,  conversion date. The Company granted the note holder a security  interest in  substantially all of the Company's assets and intellectual  property.  Additionally,  the note holder has certain  registration rights. The Company is in violation of the loan
covenants (see below)                                                                42,004             -0-
-----------------------------------------------------------------------------------------------------------
10% convertible  debenture  dated January 20, 2006, face value of $400,000,  due three years from date of the note with interest  payable per annum.  The note is convertible into the Company's common stock at the lower of a) $0.0016 or b) 20%
of the average of the three lowest intraday  trading prices for the common stock on a principal  market for twenty days  before,  but not  including,  conversion date. The Company granted the note holder a security  interest in  substantially all of the Company's assets and intellectual  property.  Additionally,  the note holder has certain  registration rights. The Company is in violation of the loan
covenants (see below)                                                                14,247             -0-
                                                                                     ------             ---
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                                  1,887,399       1,035,969
-----------------------------------------------------------------------------------------------------------
Less current portion                                                              1,887,399         879,436
                                                                                  ---------         -------
-----------------------------------------------------------------------------------------------------------
Long term portion                                                                      $-0-        $156,533
                                                                                       ====        ========
-----------------------------------------------------------------------------------------------------------

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE E - CONVERTIBLE SECURED DEBENTURES (SEE NOTE O - RESTATEMENT) (CONTINUED)

The Company entered into a Securities Purchase Agreement with accredited investors in May 2000 for the issuance of an aggregate of $400,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 4,000,000 shares of the Company's common stock at an exercise price of $0.20 for five years. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.04 or b) 25% of the current market value. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of February 28, 2006, the remaining balance of these debentures of $258,820 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 28, 2002 for the issuance of an aggregate of $75,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 150,000 shares of the Company's common stock at an exercise price $0.005 for five years. The Convertible Notes accrue interest at 12% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $75,000 in exchange for net proceeds of $75,000. As of February 28, 2006, the remaining balance of these debentures of $75,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on November 26, 2002 for the issuance of an aggregate of $250,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.0045 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of February 28, 2006, the remaining balance of these debentures of $250,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 15, 2003 for the issuance of an aggregate of $25,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.004 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of February 28, 2006, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on June 20, 2003 for the issuance of an aggregate of $25,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.002 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of February 28, 2006, the remaining balance of these debentures of $25,000 is still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE E - CONVERTIBLE SECURED DEBENTURES (SEE NOTE O - RESTATEMENT) (CONTINUED)

The Company entered into a Securities Purchase Agreement with accredited investors on July 23, 2003 for the issuance of an aggregate of $25,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.001 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of February 28, 2006, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on November 14, 2003 for the issuance of an aggregate of $50,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.001 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of February 28, 2006, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on January 13, 2004 for the issuance of an aggregate of $50,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.001 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of February 28, 2006, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on February 13, 2004 for the issuance of an aggregate of $25,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.0015 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of February 28, 2006, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on March 16, 2004 for the issuance of an aggregate of $100,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $0.0015 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $100,000 in exchange for net proceeds of $100,000. As of February 28, 2006, the remaining balance of these debentures of $100,000 is still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE E - CONVERTIBLE SECURED DEBENTURES (SEE NOTE O - RESTATEMENT) (CONTINUED)

The Company entered into a Securities Purchase Agreement with accredited investors on May 28, 2004 for the issuance of an aggregate of $550,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 1,650,000 shares of the Company's common stock at an exercise price of $0.03 for seven years. The Convertible Notes accrue interest at 15% per annum and were due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $550,000 in exchange for net proceeds of $550,000. As of February 28, 2006, the remaining balance of these debentures of $550,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on September 30, 2004 for the issuance of an aggregate of $250,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 1,250,000 shares of the Company's common stock at an exercise price of $0.03 for seven years. The Convertible Notes accrue interest at 15% per annum and were due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.0026 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of February 28, 2006, the remaining balance of these debentures of $250,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 18, 2005 for the issuance of an aggregate of $400,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 47,368,422 shares of the Company's common stock at an exercise price of $0.0016 for five years. The Convertible Notes accrue interest at 10% per annum (current default rate of 15%) and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.0016 or
b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of February 28, 2006, the remaining balance of these debentures of $400,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on July 7, 2005 for the issuance of an aggregate of $850,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 1,700,000 shares of the Company's common stock at an exercise price of $0.0016 for five years. The Convertible Notes accrue interest at 10% per annum (current default rate of 15%) and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.0016 or
b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $850,000 in exchange for net proceeds of $850,000. As of February 28, 2006, the remaining balance of these debentures of $850,000 is still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE E - CONVERTIBLE SECURED DEBENTURES (SEE NOTE O - RESTATEMENT) (CONTINUED)

The Company entered into a Securities Purchase Agreement with accredited investors on September 29, 2005 for the issuance of an aggregate of $302,597 of convertible notes ("Convertible Notes") in exchange for accrued interest due said accredited investors. The Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.0016 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $302,597 in exchange for net proceeds of $302,597. As of February 28, 2006, the remaining balance of these debentures of $302,597 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on January 20, 2006 for the issuance of an aggregate of $400,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.002 for five years. The Convertible Notes accrue interest at 10% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.0016 or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of February 28, 2006, the remaining balance of these debentures of $400,000 is still unpaid and in default.

Due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of these debentures, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a "derivative liability").

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133 as follows: (See Note O)

      o The Company treats the full fair market value of the derivative and warrant liability on the convertible secured debentures as a discount on the debentures (limited to their face value). The excess, if any, is recorded as an increase in the derivative liability and warrant liability with a corresponding increase in Loss on adjustment of the derivative and warrant liability to fair value.

      o Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the change in the fair value of the embedded derivative (utilizing the Black-Scholes option pricing formula) in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as of February 28, 2006 and 2005, respectively, with a corresponding change in Loss on adjustment of the derivative and warrant liability to fair value..

      o The expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included in other income in the accompanying consolidated statements of operations.

The following table summarizes the various components of the convertible debentures as of February 28, 2006 and 2005:

                                             2006           2005
                                         -----------    -----------
Convertible debentures described above   $ 3,636,417    $ 1,683,820
Less: proceeds in transit                         --       (103,125)
Less: discount                            (1,749,018)      (544,726)
                                         -----------    -----------
Convertible debentures as reported       $ 1,887,399    $ 1,035,969
                                         ===========    ===========

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE F - NOTES AND LOANS PAYABLE

The Company has various unsecured notes and loans payable to certain individuals, investors and an auto finance company with interest ranging from 8% to 12% per annum with various maturity dates up through August 2001 with the exception of the auto loan due February 28, 2006. Excluding the auto loan which has been paid in full, the Company currently is in default with the balances remaining unpaid as of February 28, 2006.

During the year ended February 28, 2006 and 2005, respectively, the note holders converted notes and loans in the amount of $0 and $151,500 and accrued interest of $0 and $43,475 into 0 and 77,000,000 shares of the Company's common stock based on stated or negotiated prices at the time of conversion.

During the year ended February 28, 2005, one of the Company's note holders forgave $115,000 of the $165,000 owed to him leaving an unpaid balance of $50,000.

During the years ended February 28, 2006, the Company borrowed $53,967 from individuals and repaid notes payable totaling $74,728.

The Company has $1,878 in related party loans payable as of February 28, 2006. The Company recorded an interest charge of $820 relating to loans from the President and other related parties. A total of $77,456 is accrued relating to these loans as of February 28, 2006.

During the year ended February 28, 2005, the Company borrowed and repaid notes totaling $32,500 to note holders. Additionally, the Company issued 8,500,000 shares of its common stock having a value of $20,500 as settlement of debt. The Company also issued warrants to purchase 5,000,000 shares of the common stock. The warrants were valued at $13,371.

NOTE G - CONVERTIBLE SUBORDINATED DEBENTURES

Convertible subordinated debentures as of February 28, 2006 and 2005 are as follows:

                                                                     2006             2005
                                                                     ----             ----
-------------------------------------------------------------------------------------------
12% convertible debenture, unsecured with a maturity of August
2001. The debenture is convertible  into the Company's  common
stock at $0.05 per share. The note is currently in default.        $40,000          $40,000
-------------------------------------------------------------------------------------------
12% convertible debenture, unsecured with a maturity at August
2001. The debenture is convertible  into the Company's  common
stock at $0.075 per share. The note is currently in default.        31,800           31,800
-------------------------------------------------------------------------------------------
12% convertible debenture, unsecured with an original one year maturity at May 2004.  The debenture is  convertible  into the
Company's  common  stock at $0.04 or 50% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion.
-------------------------------------------------------------------------------------------
The note is currently in default                                    55,500           55,500
                                                                    ------           ------
-------------------------------------------------------------------------------------------
Total                                                              127,300          127,300
-------------------------------------------------------------------------------------------
Less: current portion                                             (127,300)        (127,300)
                                                                  --------        ---------
-------------------------------------------------------------------------------------------
Long term debt                                                         $ 0              $ 0
                                                                       ===              ===
-------------------------------------------------------------------------------------------

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE H - COMMON STOCK

In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. During the year ended February 28, 2005, the Company issued 7,300,000 shares of common stock owed as part of this agreement. The Company has not issued 8,873,817 shares owed as of February 28, 2006, to the third party. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital as of February 28, 2006. On February 28, 2005, ownership of the 1.603% anti-dilution agreement was sold to another company.

In December 2003, the Company agreed to issue 3,200,000 shares of the Company's common stock to settle $145,763 of notes and loans payable (including accrued interest of $4,733). These shares have not been issued and are shown as common stock to be issued as of February 28, 2006 and February 28, 2005.

During the year ended February 28, 2006, the Company acquired 15,000,000 shares of its common stock from the Chief Executive Officer in exchange for a note payable of $30,000. The 15,000,000 shares were immediately reissued to an unrelated party as payment for services rendered valued at $30,000.

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

During the year ended February 28, 2005, the Company acquired 21,000,000 shares of its common stock from the Chief Executive Officer in exchange for a note payable of $42,000. The 21,000,000 shares were immediately reissued to the note and loan holders as part of the 77,000,000 shares discussed in the above paragraph. See note L for additional related party transactions.

From time to time, the Company has issued common stock in exchange for the performance of services or as an alternative to the payment of internal accounting and financial services, internet website creation, marketing, insurance program review and general management consulting. The dollar value of these activities included in the selling, general and administrative expenses was $30,000 and $186,209 for the year ended February 28, 2006 and February 28, 2005, respectively. These transactions have been recorded at the fair value of the services rendered or the fair value of the common stock issued, whichever was more readily evident. The number of shares of common stock issued for the aforementioned activities in the years ended February 28, 2006 and February 28, 2005 was 15,000,000 and 64,103,100 (of which 12,000,000 shares were issued to its president), respectively.

During the year ended February 28, 2006, the Company became obligated to issue 50,000,000 shares of common stock having a value of $60,000 for services, of which $40,000 has been deferred. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital as of February 28, 2006.

During the year ended February 28, 2006, the Company received a 135,000,000 common stock subscription for $75,000, of which $60,000 was received during fiscal 2006 in exchange for 108,000,000 shares of common stock to be issued. Additionally, the Company is obligated to issue 143,500,000 additional shares of common stock under a late issuance provision. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital as of February 28, 2006.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE I - STOCK OPTIONS

In December 2003, the Company issued 20,000,000 options to a consultant having a ten-year term. The exercise price is $0.001 for the first 5,000,000 options, $0.002 for the next 5,000,000 options, $0.003 for the next 5,000,000 options and $0.004 for the last 5,000,000 options. The only restriction is that no more than 5,000,000 options can be exercised in any one year. The total expense associated with issuing the options of $40,000 is being recognized over the earliest periods that the options may be exercised. The expense associated with these options was $7,083 and $15,833 for the year ended February 28, 2006 and 2005, respectively.

In September 2004, the Company issued 2,000,000 options to an advisor having a five-year term. The exercise price is $0.0015. The options are immediately exercisable. The fair value of the options of $3,000 was expensed during the year ended February 28, 2005.

In May 2005, the Company issued 12,000,000 options to an advisor having a three-year term. The exercise price is $0.003. The options are immediately exercisable. The fair value of the options of $7,200 is being amortized over the life of the contract. The expense associated with these options was $2,000 for the year ended February 28, 2006. The advisor is also to receive 5% of sales on certain licensing agreements (See Note K).

The weighted average fair value of the options granted during the year, using the Black-Scholes option pricing model, was $0.0006. The significant assumptions used to determine the fair value are as follows:

Risk-free interest rate:            5.25%
Expected stock price volatility:    108%
Expected dividend payout            --
Expected option life-years (a)      1
(a) The expected option life is based on contractual expiration dates

The following is a summary of the status of stock option activity for the fiscal years ended February 28, 2006 and 2005.

                                                 Weighted Average
                                        Options   Exercise Price
                                       ----------    ------
Outstanding as of February 29, 2004    20,007,143    $ .003
Granted                                 2,000,000    $ .002
Exercised                                      --        --
Forfeited                                      --        --
Expired                                        --        --
                                       ----------
Outstanding as of February 28, 2005    22,007,143    $ .003
Granted                                12,000,000    $ .003
Exercised                                      --        --
Forfeited                                      --
-Expired                                   (7,143)   $ 7.00
                                       ----------
Outstanding as of February 28, 2006    34,000,000    $ .003
                                       ==========

NOTE J - INCOME TAXES

     The components of the (benefit) provision for income taxes from continuing operations are as follows:

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE J - INCOME TAXES (CONTINUED)

                                                                 2006           2005
                                                             ------------   ------------
Current (benefit) provision: federal                         $         --   $         --
Current provision: state                                               --             --
                                                             ------------   ------------
Total current provision                                                --             --
                                                             ------------   ------------
Deferred provision: federal                                            --             --
Deferred provision: state                                              --             --
                                                             ------------   ------------
Total deferred provision                                               --             --
                                                             ------------   ------------
Total provision (benefit) for income taxes from continuing
operations                                                   $         --   $         --
                                                             ============   ============

     Significant items making up the deferred tax assets and deferred tax liabilities are as follows:

                                                                   2006            2005
                                                               ------------    ------------
Long-term deferred taxes:
Realized losses on change in fair value of the derivative and
warrant Liabilities                                            $  4,672,620    $  1,972,340
Operating loss carryforwards and tax credits                    (13,097,147)     (9,560,156)
 Less valuation allowance                                        (8,424,527)      7,587,816
                                                               ------------    ------------
 Total net deferred tax liabilities                            $         --    $         --
                                                               ============    ============

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2006 and 2005 for the full amount of the deferred tax asset due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at February 28, 2006. The valuation allowance as of March 1, 2005 was $7,587,816. The net change in the valuation allowance during the year ended February 28, 2006 was a increase of $836,711. The valuation allowance as of March 1, 2006 was $8,424,527.

The Company had net operating loss carry-forwards for federal income tax purposes of approximately $23,160,985 at February 28, 2006. These net operating loss carry-forwards expire at various dates from 2013 through 2025.


The Company's effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

                                                                   2006            2005
                                                               ------------    ------------
Federal Statutory Rate                                                   35%             35%
State taxes, net                                                         10%             10%
Permanent differences                                                   (32)%           (11)%
Valuation allowance                                                     (13)%           (34)%
                                                               ------------    ------------
Effective income tax (benefit) provision
rate from continuing operations                                          --%             --
                                                               ============    ============

               COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE K - COMMITMENTS AND CONTINGENCIES

Lease Commitments and Contingencies
-----------------------------------

The Company leases its office space under a non-cancelable operating lease agreement expiring in September 2009.

The minimum annual lease payments due under the lease agreement are as follows:

      For the Year Ended February 28,

                2007                   $26,400
                2008                    27,360
                2009                    28,320
                2010                    14,400
                                       -------
                                       $96,480
                                       =======

Rent expense was approximately $28,160 and $28,720 for the years ended February 28, 2006 and 2005, respectively.

Employment Agreements
---------------------

The Company has an employment contract (the "agreement") with its president through January 1, 2007, which provides for annual salary and bonuses based on Company revenues. The agreement also provides for one-year extensions every January 1 unless the Company gives notice.

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

Licenses
--------

The Company has entered into various licensing agreements (the "Agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional, minor league and college sports teams. The Agreements for the collectibles initially expired at various dates through 2004 and generally require the Company to pay a royalty of between 9% and 12% of sales, with certain minimum royalty payments required. The Company has decided not to renew royalty agreements as they pertain to college sports teams and current and future movie characters. The unpaid minimum royalty fees of $335,344 ($215,750 which are owed on non renewed agreements) related to these agreements are included in accrued expenses in the accompanying consolidated balance sheet. Royalty expense amounted to approximately $154,617 and $124,000 for the years ended February 28, 2006 and 2005, respectively.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE K - COMMITMENTS AND CONTINGENCIES (CONTINUED)

In May 2005, the Company agreed to give an advisor a 5% royalty for five years for helping the Company secure the following licensing agreements, National Hockey League ("NHL"), Minor League Baseball, Arena Football and the National Basketball Association ("NBA").

Payroll Related Taxes
---------------------

The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The estimated liability that is included in accrued expenses (see Note D) was approximately $196,000 and $231,000 as of February 28, 2006 and 2005, respectively, which includes penalties and interest.

Other Contingencies
-------------------

In the normal course of business the Company is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the accompanying consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any costs that may be incurred in excess of those amounts provided as of February 28, 2006 cannot currently be determined.

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

Agreements
----------

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

In September 2004, the Company signed a licensing agreement with the National Football League, which expired on March 31, 2005. The agreement was renewed for the period April 2005 through March 2006. The agreement includes a 12% royalty paid on sales with a minimum annual royalty of $100,000, which is included in prepaid royalties as of February 28, 2006, and is being amortized over the term of the agreement or until the minimum is met which ever is sooner.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE K - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company decided not to renew its National Football League ("NFL") license which ended March 31, 2006. The Company will still have the ability to do promotional items with companies who partner with NFL teams.

In March 2005, the Company signed a licensing agreement with the NBA, which expires on September 30, 2006. The agreement includes a 12% royalty paid on sales, with a minimum royalty for the period of $25,000. On September 9, 2005, the Company signed an amendment to its license with the NBA to add additional products. This increase in products changed the minimum royalty agreement from $25,000 to $35,000, which is included in prepaid royalties as of February 28, 2006, and is being amortized over the term of the agreement or until the minimum is met, whichever is sooner. In addition, the amendment also changed the royalty percentage from 12% to 16%.

On May 12, 2005, the Company signed a licensing agreement with the Arena Football League, which expires on June 30, 2007. The agreement includes a 12% royalty paid on sales with no minimum royalty guarantees. The Company paid a "First Advance" of $10,000 for the rights to the license, which is included in prepaid royalties as of February 28, 2006, and is being amortized over the term of the agreement or until the royalties exceed the First Advance, whichever is sooner.

On September 12, 2005, the Company signed a licensing agreement with the National Hockey League, which expires on June 30, 2007. The agreement includes a 10% royalty paid on sales with a minimum royalty for the period of $50,000, which is included in prepaid royalties as of February 28, 2006, and is being amortized over the term of the agreement or until the minimum is met, whichever is sooner.

Concentrations
--------------

For the year ended February 28, 2006, 72% of the Company's revenues were derived from its three largest customers. For the year ended February 28, 2005, 89% of the Company's revenues were derived from its largest customer.

For the year ended February 28, 2006, four companies supplied an aggregate of 84% of the Company's products.

The Company obtains a significant portion of its new borrowings from one investment group. During the year ended February 28, 2006, the Company borrowed $1,650,000 from this investment group. As of February 28, 2006, a total of $3,636,417 was owed to this investment group (See Note E).

Debt Conversions
----------------

As of February 28, 2006, the Company did not have a sufficient number of authorized shares of common stock available if all of the convertible secured and convertible subordinated debenture holders decided to convert their debt into the Company's common stock. The Company has increased the number of authorized shares to 15,000,000,000 to partly rectify the situation (See Note
P), but a possible shortfall still exists. The provisions of the convertible secured debentures call for a 24% penalty on the amount of debt a note holder attempts to convert and if there are not enough authorized shares available to do so (See Note E with regard to the convertible secured dentures). However the convertible subordinated debenture agreements do not contain a provision to address the inability of the debt holders to convert and the possible financial effects of this are unknown (See Note G).

In the year ended February 28, 2006, the Company recorded a discount on convertible secured debentures with a corresponding increase in the derivative and warrant liabilities.

In the year ended February 28, 2006, the Company issued $60,000 in common stock for services, of which $40,000 has been deferred to future periods.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE L - RELATED PARTY TRANSACTIONS

The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of February 28, 2006, and 2005, the amount of salary deferred was $575,537 and $577,000, respectively, which is included in accrued expenses - related parties. Also $168,975 and $168,961 of accrued compensation were due to the Company's President's wife as of February 28, 2006 and 2005, respectively.

The Company issued shares to its president (0 shares and 12,000,000 shares for the years ended February 28, 2006 and 2005, respectively), in exchange for electing to defer his salary.

During the year ended February 28, 2006, the Company received 15,000,000 treasury shares from the Company's President valued at $30,000 in exchange for a related party note payable of $30,000. These shares were subsequently issued as part of a payment for services.

During the year ended February 28, 2005, the Company received 21,000,000 treasury shares from the Company's President valued at $42,000 in exchange for a related party note payable of $42,000. These shares were subsequently issued as part of debt conversions.

The Company has loans payable of $1,878, which are included as loans payable - related party in the accompanying consolidated balance sheet, due to a related party as of February 28, 2006. During the year ended February 28, 2006, the Company recorded interest expense of $820 relating to loans from its president and other related parties and $77,456 in accrued interest was payable relating to these loans as of February 28, 2006, which is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE M - NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

During the year ended February 28, 2006, the Company increased discounts on convertible secured debentures by $1,952,597 with a corresponding increase in the derivative liability.

During the year ended February 28, 2006, the Company prepaid interest of $26,668 with a corresponding increase in the convertible secured debenture.

During the year ended February 28, 2006, the Company converted $302,597 in previously accrued interest to a convertible secured debenture.

During the year ended February 28, 2006, the Company received 15,000,000 treasury shares from the Company's President valued at $30,000 in exchange for a related party note payable of $30,000. These shares were subsequently issued as part services rendered.

During the year ended February 28, 2006, the Company purchased a film library from Pacificap Entertainment Corp, for $250,000, payable as follows: $50,000 down payment and $200,000 note payable bearing 6% interest due November 2010.

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

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE M - NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS (CONTINUED)

During the year ended February 28, 2005, the Company received 21,000,000 treasury shares from the Company's President valued at $42,000 in exchange for a related party note payable of $42,000. These shares were subsequently issued as part of debt conversions.

During the year ended February 28, 2006, the Company became obligated to issue 50,000,000 shares of common stock having a value of $60,000 for services, of which $40,000 has been deferred.

During the year ended February 28, 2006, the Company received a 135,000,000 common stock subscription for $75,000, of which $60,000 was received during fiscal 2006 in exchange for 108,000,000 shares of common stock to be issued. Additionally, the Company is obligated to issue 143,500,000 additional shares of common stock under a late issuance provision.

NOTE N - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the year ended February 28, 2006, the Company had a working capital deficiency of $5,734,951, a stockholders' deficiency of $19,480,090 a net loss of $8,554,857 and net cash used in operations of $1,611,998. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain convertible secured and convertible subordinated debentures, and notes and loans payables. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of certain convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE O - RESTATEMENT

During fiscal 2006, it was determined the correct application of accounting principles had not been applied in the accounting for convertible debentures and detachable warrants (See note E).

Based on the original accounting for the convertible debentures and detachable warrants, the Company recognized an embedded beneficial conversion feature present in the convertible note and allocated a portion of the proceeds equal to the intrinsic value of that feature (limited to the face value of the notes) to additional paid in capital. Accordingly, the proceeds attributed to the common stock, convertible debt and warrants have been restated to reflect the fair value method.

Additionally, it was discovered in fiscal 2006 that common stock issued for an existing liability in fiscal 2005 had been erroneously charged to selling and administrative expenses.

In accordance with SFAS 154, the necessary corrections to apply the accounting principles on the aforementioned transactions are currently reflected in the accompanying February 28, 2005 financial statements. The impact to the previously issued February 28, 2005 financial statements is as follows:

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE O - RESTATEMENT (CONTINUED)

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                                  RESTATEMENTS

                                                                         February 28,
                                                                             2005                                       February 28,
                                                                         As Previously                                      2005
                                                                           Reported                   Adjustment         (Restated)
                                                                        -----------------------------------------------------------
BALANCE SHEET:

ASSETS

CURRENT ASSETS

Cash and cash equivalents                                                $       1,040                                 $      1,040
Accounts receivable, net of allowance for
   doubt accounts of $40,587                                                   216,794                                      216,794
Loan receivable                                                                  1,245                                        1,245
                                                                        --------------                                -------------
  Total current assets                                                         219,079                                      219,079
                                                                        --------------                                -------------
PROPERTY AND EQUIPMENT, NET                                                      6,045                                        6,045
                                                                        --------------                                -------------
OTHER ASSETS
Film library
Trademarks                                                                       1,300                                        1,300
Deposits                                                                         3,200                                        3,200
                                                                        --------------                                -------------
                                                                                 4,500                                        4,500
                                                                        --------------                                -------------
TOTAL ASSETS                                                             $     229,624                                 $    229,624
                                                                        ==============                                =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses                                    $   3,061,439      (a)       $   (42,177)     $  3,019,262
Accrued expenses-related parties                                               745,961                                      745,961
Notes and loans payable                                                        501,801                                      501,801
Loans payable-related party                                                      4,297                                        4,297
Convertible subordinated debentures                                            127,300                                      127,300
Convertible secured debentures                                                 883,820      (c)            (4,384)          879,436
                                                                        --------------                                 ------------
  Total current liabilities                                                  5,324,618                                    5,278,057
                                                                        --------------                                 ------------
Convertible secured debentures                                                 696,875      (c)          (540,342)          156,533
    --      (c)         5,801,000         5,801,000
Warrant liability related to convertible debentures
Warrant liability related to convertible debentures                                 --      (c)             8,349             8,349
                                                                        --------------                                 ------------
  Total long term debt                                                         696,875                                    5,965,882
                                                                        --------------                                 ------------
TOTAL LIABILITIES                                                            6,021,493                                   11,243,939
                                                                        --------------                                 ------------
COMMITMENT AND CONTINGENCIES
DEFICIENCY IN STOCKHOLDERS EQUITY

Common stock, par value $0.001 per share; 700,000,000 shares authorized, 699,695,037  issued and outstanding as of
     February 28, 2005                                                         699,694                                      699,694
Common stock to be issued, 302,362,036  shares as of February 28, 2005          24,802                                       24,802
Additional paid in capital                                                  15,873,654      (b)        (1,770,710)       14,102,944
Deferred equity based expense                                                 (531,250)     (b)           531,250                --
Accumulated deficit                                                        (21,858,769)     (b),(C)    (3,982,986)      (25,841,755)
                                                                        --------------      -------   -----------       -----------
TOTAL DEFICIENCY IN STOCKHOLDERS EQUITY                                     (5,791,869)                                 (11,014,315)
                                                                        --------------                                  -----------
                                                                         $     229,624                                  $   229,624
                                                                        ==============                                  ===========

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE O - RESTATEMENT (CONTINUED)

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                                  RESTATEMENTS

                                                                         February 28,
                                                                             2005                                       February 28,
                                                                         As Previously                                      2005
                                                                           Reported                   Adjustment         (Restated)
                                                                        -----------------------------------------------------------
                             STATEMENT OF OPERATIONS

REVENUES:

Net sales                                                                     679,682                                     679,682
Cost of sales                                                                 597,767                                     597,767
                                                                        -------------                                   ---------
  Gross Profit                                                                 81,915                                      81,915

OPERATING EXPENSES:
Selling and administrative                                                  1,275,122        (a)         (60,000)       1,215,122
Depreciation                                                                   14,788                                      14,788
                                                                        -------------                               -------------
  Total operating expenses                                                  1,289,910                                   1,229,910
                                                                        -------------                               -------------
LOSS FROM OPERATIONS                                                       (1,207,995)                                 (1,147,995)
                                                                        -------------                               -------------
Other income (expense)

Reduction in liability relating to settlement of debt                         129,111        (a)         (17,823)         111,286
Unrealized loss on adjustment of derivative and warrant
   liability to fair value of underlying securities                                          (c)      (2,160,086)      (2,160,086)
Other income                                                                  147,663                                     147,663
Interest expense                                                             (749,747)     (b),(c)       (18,913)        (768,660)
                                                                        -------------     -------    -----------    -------------
  Total other  (expense)                                                     (472,973)                                 (2,669,797)
                                                                        -------------                               -------------

NET LOSS BEFORE TAX PROVISION                                              (1,680,968)                                 (3,817,791)

TAX PROVISION                                                                      --                                          --

NET LOSS                                                                $  (1,680,968)                              $  (3,817,791)
                                                                        =============                               =============
BASIC AND DILUTED LOSS PER SHARE                                        $      (0.003)                   $(0.004)   $      (0.007)
                                                                        =============                ===========    =============
Weighted average shares used in net loss
        calculations-basic and diluted                                    555,933,697                                 555,933,697
                                                                        =============                               =============

(a) Change due to correction of error in payment of common stock for liabilities

(b) Reverse beneficial conversion feature computed at intrinsic value and correct accretion of secured convertible debentures

(c) To record the derivative liability and warrant liability at fair value relating to convertible debentures

The restatement resulted in an increase in the Net Loss $2,136,823 or a per share loss of $0.004 per share.

                COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE P - SUBSEQUENT EVENTS

In March 2006, the Company at various dates issued convertible secured debentures totaling $400,000 to an investment group. These debentures mature three years from the date of issuance, bear interest at 10% per annum and are convertible into shares of the Company's common stock at 20% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. These debentures also have warrants for the holders to purchase 100,000,000 shares of common stock from the Company at $0.005 per share.

In March 2006, the Company signed a one year renewable Purchase and Sale Agreement with Brax-3D, LLC. This agreement gives the Company an exclusive right to sell products produced by Brax-3D, LLC as long as the Company meets minimum purchasing requirements of $1,284,750 in products.

In March 2006, the Company amended its article of incorporation with an effective date of March 24, 2006. This amendment was to increase the number of authorized $0.001 par value common shares from 700,000,000 to 15,000,000,000. This amendment also created and authorized a new class of preferred $0.001 par value stock with 10,000,000 shares.

In March 2006, the Company consummated a contract whereby the Company, for product delivered, has available for usage: media, goods and services with certain restrictions and limitations collectively referred to as "trade credits". The Company's ability to access these trade credits has not yet been determined.

Subsequent to February 28, 2006, the Company issued the following shares of common stock:

    Number of shares  Purpose                             Value
    ----------------- ----------------------------------- --------
         688,700,000  Services rendered                   $341,800
       3,453,720,012  Debt conversion                     $412,273
         135,000,000  Common Stock Subscription           $     --
         143,500,000  Penalty shares due                  $     --
           3,921,000  Anti dilution provisions            $     --

In February, 2006, The Company approved a 2005 Incentive Stock Plan which provides 50,000,000 shares of common stock to be issued pursuant to stock options or stock grants. The stock option plan is administered directly by our board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive stock options and stock grants, the number of shares of common stock that may be purchased under the options or the number of shares of common stock granted, the time and manner of exercise of options and exercise prices. As of June 26, 2006, we have not issued any stock or options to purchase shares of our common stock pursuant to our Incentive Stock Plan.

In May 2006, the Company at various dates issued convertible secured debentures totaling $500,000 to an investment group. These debentures mature three years from the date of issuance, bear interest at 8% per annum and are convertible into shares of the Company's common stock at 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. These debentures also have warrants for the holders to purchase 100,000,000 shares of common stock from the Company at $0.005 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There  have  been  no   disagreements   between  the  Company  and  its
accountants as to matters which require disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

      a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of February 28, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

      b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

 NAMES:            AGES    TITLES:                   BOARD OF DIRECTORS
 ------            ----    -------                   ------------------
 Paul Lipschutz     60     Chief Executive Officer   Director
 Jay Lipschutz      38     Secretary                 Director

         Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are two seats on our board of directors.

         Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

PAUL LIPSCHUTZ. Mr. Lipschutz has been our Chief Executive Officer and a director since 1992. Mr. Lipschutz is a 1967 graduate of The Wharton School of Finance and Commerce of the University of Pennsylvania. Jay Lipschutz and Paul Lipschutz are first cousins, once removed.

JAY LIPSCHUTZ. Mr. Lipschutz has been our Secretary since December 2001 and a director since March 2006. From 1999 until December 2001, Mr. Lipschutz served as our director of shipping and receiving. Prior to 1999, Mr. Lipschutz served as the director of shipping and receiving at Children's Hospital of Philadelphia. Jay Lipschutz and Paul Lipschutz are first cousins, once removed.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed.

         We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2006, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

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

ITEM 10.  EXECUTIVE COMPENSATION.

         The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending February 28, 2006, 2005 and 2004 exceeded $100,000:

                                                    SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Long-Term Compensation
-----------------------------------------------------------------------------------------------------------------------------------
                                       Annual Compensation                         Awards               Payouts
-----------------------------------------------------------------------------------------------------------------------------------
                                                          Other                        Securities
                                Annual      Annual        Annual        Restricted      Underlying       LTIP         All Other
     Name and        Fiscal     Salary      Bonus      Compensation    Stock Awards    Options/SARs     Payouts     Compensation
Principal Position    Year       ($)         ($)           ($)             ($)             (#)            ($)           ($)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Paul Lipschutz,      2006      172,500        0             0               0               0              0             0
CEO (1)
-----------------------------------------------------------------------------------------------------------------------------------
                     2005      150,000        0             0             34,000            0              0             0
-----------------------------------------------------------------------------------------------------------------------------------
                     2004      142,750        0             0            177,000            0              0             0
-----------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Lipschutz agreed to defer his salary in fiscal years 2005 and 2004 due to our financial condition and to help us secure financing. Mr. Lipschutz received an aggregate 67,800,000 shares of common stock as compensation for services in fiscal year 2004 and 12,000,000 in fiscal year 2005. For the fiscal year ended February 28, 2006, Mr. Lipschutz received $53,000 in salary and agreed to defer the remaining portion of his salary due to our financial condition.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding beneficial ownership of our common stock as of July 5, 2006.

         o by each person who is known by us to beneficially own more than 5% of our common stock;

         o  by each of our officers and directors; and

         o  by all of our officers and directors as a group.

             NAME AND ADDRESS      TITLE OF             NUMBER OF       PERCENTAGE OF
                 OF OWNER           CLASS            SHARES OWNED(1)      CLASS (2)
Paul Lipschutz                   Common Stock        91,382,271 (3)         1.78%
1600 Lower State Road
Doylestown, PA 18901

Jay Lipschutz                    Common Stock            939,641              *
1600 Lower State Road
Doylestown, PA 18901

All Officers and Directors       Common Stock        92,321,912 (3)         1.80%
As a Group (2 persons)

* Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 5, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 5,139,143,049 shares issued and outstanding on July 5, 2006.

(3) Include 3,500,000 shares owned by Paul Lipschutz's wife, Marilyn Lonker, as to which Mr. Lipschutz disclaims beneficial ownership. Includes 375 shares owned by the estate of Harvey Benson, of which Mr. Lipschutz serves as Executor.

REMUNERATION OF DIRECTORS

         Each director receives 50,000 shares of our common stock per quarter for their services.

EMPLOYMENT AGREEMENTS

Paul Lipschutz
--------------

         Mr. Lipschutz, our Chief Executive Officer, has an Employment Agreement with us which became effective on January 1, 1999 and which originally expired on January 1, 2004. At each anniversary date of the Employment Agreement, the Employment Agreement will extend for another year, unless either Mr. Lipschutz or we give ninety days prior notice of intent not to have the Agreement renewed. No notice has been given to date, therefore the Employment Agreement has been extended to January 1, 2007.

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

STOCK OPTION PLANS

         We currently have a 2005 Incentive Stock Plan, which has been approved by our directors and shareholders, which provides 50,000,000 shares of common stock to be issued pursuant to stock options or stock grants. The stock option plan is administered directly by our board of directors.

         Subject to the provisions of the stock option plan, the board will determine who shall receive stock options and stock grants, the number of shares of common stock that may be purchased under the options or the number of shares of common stock granted, the time and manner of exercise of options and exercise prices.

         As of June 26, 2006, we have not issued any stock or options to purchase shares of our common stock pursuant to our Incentive Stock Plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         None.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the existing equity compensation plans as of June 26, 2006.

                                                                                                        NUMBER OF SHARES
                                                                                                            REMAINING
                                                                                                          AVAILABLE FOR
                                                            NUMBER OF SHARES      WEIGHTED-AVERAGE       FUTURE ISSUANCE
                                                              TO BE ISSUED            EXERCISE            UNDER EQUITY
                                                            UPON EXERCISE OF          PRICE OF            COMPENSATION
                                                               OUTSTANDING           OUTSTANDING        PLANS (EXCLUDING
                                                                OPTIONS,              OPTIONS,          SHARES REFLECTED
                                                              WARRANTS AND          WARRANTS AND          IN THE FIRST
                      PLAN CATEGORY                              RIGHTS                RIGHTS                COLUMN)
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by shareholders                  0                     --                50,000,000
Equity compensation plans not approved by shareholders             --                     --                        --
                                                               ------                 ------                    ------
Total                                                               0                     --                50,000,000
                                                               ======                 ======                ==========

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

         We have no policy regarding entering into transactions with affiliated parties.

ITEM 13.  EXHIBITS.

Exhibit No.       Description
-----------       -----------
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

Exhibit No.       Description
-----------       -----------
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

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

Exhibit No.       Description
-----------       -----------
32.2              Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant  to  Section  906 of the  Sarbanes-Oxley  Act of 2002
                  (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended February 28, 2006 and 2005, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $114,107 and $91,649, respectively.

AUDIT-RELATED FEES

         Our independent registered public accounting firm did not bill the Company for any other audit-related work during fiscal years ended February 28, 2006 or 2005.

TAX FEES

         Our independent registered public accounting firm did not bill the Company for tax related work during fiscal years ended February 28, 2006 or 2005.

ALL OTHER FEES

         Our independent registered public accounting firm did not bill the Company for other services during fiscal years ended February 28, 2006 and 2005 respectively.

         The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         COLLECTIBLE CONCEPTS GROUP, INC.

Date:  July 18, 2006     By: /s/ PAUL S. LIPSCHUTZ
                             ---------------------
                         Paul S. Lipschutz
                         Chief Executive Officer (Principal Executive Officer),
                         Principal Financial Officer and Principal Accounting
                         Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                    Position                                                         Date
-------------------------------------------------------------------------------------------------------------------------------
/s/ PAUL S. LIPSCHUTZ                   Chief Executive Officer (Principal Executive Officer),           July 18, 2006
---------------------                   Principal Financial Officer and Principal Accounting Officer
Paul S. Lipschutz

/s/ JAY LIPSCHUTZ                       Director                                                         July 18, 2006
-----------------
Jay Lipschutz