Form 10QSB
period 2006-05-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2006-07-24
CIK 1106946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended May 31, 2006

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 5,882,143,049 shares issued and outstanding as of July 17, 2006.

                        COLLECTIBLE CONCEPTS GROUP, INC.

                                      INDEX

PART I     FINANCIAL STATEMENTS

           ITEM 1       Condensed  Consolidated  Balance Sheet As Of May 31, 2006  (Unaudited)  and
                        February 28, 2006                                                                3

                        Condensed Consolidated  Statements Of Operations For The Three Months Ended
                        May 31, 2006 and 2005 (Unaudited)                                                4

                        Condensed  Consolidated  Statement Of Changes In  Stockholders'  Deficiency
                        For The Three Months ended May 31, 2006 (Unaudited)                              6

                        Condensed Consolidated  Statements Of Cash Flows For The Three Months ended
                        May 31, 2006 and 2005 (Unaudited)                                                7

                        Notes To Condensed  Consolidated  Financial  Statements  As Of May 31, 2006
                        (Unaudited)                                                                    8 - 24

           ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                    25 - 32

           ITEM 3       Controls and Procedures                                                          33

PART II    OTHER INFORMATION

           ITEM 1       Legal proceedings                                                                34
           ITEM 2       Unregistered sales of equity securities and use of proceeds                      34
           ITEM 3       Defaults upon senior securities                                                  34
           ITEM 4       Submission of matters to a vote of security holders                              34
           ITEM 5       Other information                                                                34
           ITEM 6       Exhibits                                                                         35

           SIGNATURES                                                                                    36


              COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                May 31,       February 28,
                                                                                 2006             2006
                                                                              ------------    ------------
                                                                              (Unaudited)
                               ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                     $    500,233    $     74,738
Accounts receivable, net of allowance of $18,536 and $10,517,
respectively                                                                        16,063          57,835

Trade credits                                                                       25,290              --

Inventories                                                                        255,248         189,844
Deposits on inventory                                                              125,765              --

Prepaid interest                                                                        --          20,625

Prepaid royalties                                                                   40,173          62,416

Other prepaid expenses                                                                 100           2,865
                                                                              ------------    ------------

  Total current assets                                                             962,872         408,323
                                                                              ------------    ------------

Property and equipment, net                                                          2,787           1,130
                                                                              ------------    ------------

Other assets:

Film library, net                                                                  239,500         245,800
Trade credits                                                                      376,299              --

Trademarks                                                                           1,300           1,300

Deposits                                                                             3,200           3,200
                                                                              ------------    ------------

  Total other assets                                                               620,299         250,300
                                                                              ------------    ------------

TOTAL ASSETS                                                                  $  1,585,958    $    659,753
                                                                              ============    ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                         $  2,901,786    $  2,898,725

Accrued expenses, related party                                                    690,266         744,513

Notes and loans payable                                                            546,309         483,459

Loans payable, related party                                                         1,143           1,878

Convertible subordinated debentures                                                 37,500         127,300

Convertible secured debentures                                                   2,111,416       1,887,399
                                                                              ------------    ------------

  Total current liabilities                                                      6,288,420       6,143,274
                                                                              ------------    ------------

Long term debt, less current maturities

Notes payable                                                                      200,000         200,000

Derivative liability related to convertible debentures                          17,693,000      13,743,000

Warrant liability related to convertible debentures                                 76,061          53,569
                                                                              ------------    ------------

  Total long term liabilities                                                   17,969,061      13,996,569
                                                                              ------------    ------------

  Total liabilities                                                             24,257,481      20,139,843
                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share; 15,000,000,000 shares authorized,
3,876,143,049 and 699,695,037 issued and outstanding,
respectively                                                                     3,876,143         699,694

Common stock to be issued, 91,496,623 and 313,573,817 respectively                  92,252         149,714

Common stock subscription                                                               --          15,000

Subscription receivable                                                                 --         (15,000)

Additional paid in capital                                                      12,502,079      14,107,115

Deferred equity based expense                                                      (25,000)        (40,000)

Accumulated deficit                                                            (39,116,997)    (34,396,613)
                                                                              ------------    ------------

  Total deficiency in stockholders' equity                                     (22,671,523)    (19,480,090)
                                                                              ------------    ------------

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY                      $  1,585,958    $    659,753
                                                                              ============    ============

 See the accompanying notes to the condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                            Three months ended May 31,
                                                                             2006               2005
                                                                       ---------------    ---------------
                                                                                         Restated-see note K
REVENUES:
Net sales                                                              $       443,795    $        15,032

Cost of sales                                                                  144,238             21,934
                                                                       ---------------    ---------------

  Gross profit (loss)                                                          299,557             (6,902)
                                                                       ---------------    ---------------

OPERATING EXPENSES

Selling and administrative                                                     723,652            290,638

Depreciation and amortization                                                    7,143              2,488
                                                                       ---------------    ---------------

  Total operating expenses                                                     730,795            293,126
                                                                       ---------------    ---------------


LOSS FROM OPERATIONS                                                          (431,238)          (300,028)
                                                                       ---------------    ---------------


Other income (expense)

Financing costs related to conversion of debt and accrued interest            (454,381)                --

Loss on adjustment of derivative and warrant liability to fair value        (3,425,759)        (1,180,466)

Interest expense                                                              (409,006)          (230,659)
                                                                       ---------------    ---------------
 Total other expense                                                        (4,289,146)        (1,411,125)
                                                                       ---------------    ---------------


Net loss before income taxes                                                (4,720,384)        (1,711,153)


Income taxes                                                                        --                 --
                                                                       ---------------    ---------------

NET (LOSS)                                                             $    (4,720,384)   $    (1,711,153)
                                                                       ===============    ===============

Net loss per common shares outstanding (basic and diluted)             $         (0.00)   $         (0.00)
                                                                       ===============    ===============


Weighted average common shares outstanding (basic and diluted)           1,495,110,322        699,695,037
                                                                       ===============    ===============


  See the accompanying notes to the condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                         THREE MONTHS ENDED MAY 31, 2006
                                   (unaudited)

                                                                                      Common         Additional
                         Common         Stock       Common stock to be issued:         Stock          Paid in      Subscription
                         Shares         Amount         Shares         Amount       Subscription       Capital       Receivable
                         ------         ------         ------         ------       ------------       -------       ----------
Balance as of
February 28, 2006       699,695,037     $ 699,694     313,573,817     $  149,714        $  15,000    $ 14,107,115    $  (15,000)

Conversion of
secured convertible
debentures to
common stock            604,200,000       604,200                                                       (187,129)

Conversion of
subordinated
convertible
debentures to
common stock and
interest to common
stock                   452,539,000       452,539                                                       (271,526)

Conversion of notes
and loans payable
to common stock       1,134,161,012     1,134,162                                                       (575,095)

Amortization of
deferred
compensation
expenses

Common stock issued
for services
rendered                688,700,000       688,700                                                       (346,900)

Cash received on
subscription             27,000,000        27,000                                        (15,000)        (12,000)         15,000

Common stock issued
for subscribed
shares                  108,000,000       108,000   (108,000,000)       (60,000)                         (48,000)

Common stock issued
under late issuance
stock subscription
provisions              143,500,000       143,500   (143,500,000)                                       (143,500)

Common stock to be
issued for
anti-dilution note
provisions                                             47,770,806         10,003                         (10,003)

Common stock issued
for anti-dilution
note provisions          18,348,000        18,348    (18,348,000)        (7,465)                         (10,883)


Net loss
                      -------------    ----------      ----------      ---------         --------    ------------      --------

Balance at May 31,
2006                  3,876,143,049    $3,876,143      91,496,623      $  92,252         $    -      $ 12,502,079      $     -
                      ==============   ==========     ===========      ==========       =========   ==============    ==========

                                Deferred
                              Equity based      Accumulated
                                Expense           Deficit           Total
                                -------           -------           -----
Balance as of
February 28, 2006               $   (40,000)   $ (34,396,613)    $ (19,480,090)

Conversion of
secured convertible
debentures to
common stock                                                            417,071

Conversion of
subordinated
convertible
debentures to
common stock and
interest to common
stock                                                                   181,013

Conversion of notes
and loans payable
to common stock                                                         559,067

Amortization of
deferred
compensation
expenses                              15,000                             15,000

Common stock issued
for services
rendered                                                                341,800

Cash received on
subscription                                                             15,000

Common stock issued
for subscribed
shares                                                                        -

Common stock issued
under late issuance
stock subscription
provisions                                                                    -

Common stock to be
issued for
anti-dilution note
provisions                                                                    -

Common stock issued
for anti-dilution
note provisions                                                               -


Net loss                                            (4,720,384)      (4,720,384)
                                 ------------   -------------     -------------

Balance at May 31,
2006                             $   (25,000)   $ (39,116,997)    $ (22,671,523)
                                 ============  ===============    ==============



 See the accompanying notes to the condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               Three months ended May 31,
                                                                                 2006           2005
                                                                              -----------    -----------
                                                                                          Restated-See note K
Net loss                                                                      $(4,720,384)   $(1,711,153)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                                                       7,143          2,488

Provision for bad debt expense                                                      8,885             --

Common stock issued in connection with services rendered                          341,800         32,221

Amortization of deferred equity based expense                                      15,000             --

Accretion of convertible notes payable                                            287,821        158,993
Financing cost related to conversion of debt and accrued interest                 454,381
Loss on adjustment of derivative and warrant liability to fair value of
underlying securities                                                           3,425,759      1,180,466
(Increase) decrease in:

Accounts receivable                                                                32,887        110,893

Loan receivable                                                                        --          1,245

Trade credits                                                                    (401,589)            --

Inventories                                                                       (65,404)            --
Deposits on inventory                                                            (125,765)       (36,680)

Prepaid interest                                                                   20,625         20,625

Prepaid royalties                                                                  22,243       (114,001)

Other prepaid expenses                                                              2,765             --
Increase (decrease) in:

Accounts payable and accrued expenses                                              (2,437)       (46,214)
                                                                              -----------    -----------

Net cash used in operating activities                                            (696,270)      (401,117)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets                                                           (2,500)            --
                                                                              -----------    -----------

Net cash used in investing activities                                              (2,500)            --
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from common stock subscribed                                              15,000         60,000

Proceeds from issuance of convertible secured debentures                          900,000        373,332

Repayments of notes and loans payable                                             (75,000)       (15,922)

Proceeds from notes and loans payable                                             285,000         15,000

Repayments of notes payable-related party                                            (835)       (13,029)

Proceeds from notes payable-related party                                             100             --
                                                                              -----------    -----------

Net cash provided from financing activities                                     1,124,265        419,381
                                                                              -----------    -----------


Net increase in cash and cash equivalents                                         425,495         18,264

Cash and cash equivalents at beginning of period                                   74,738          1,040
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $   500,233    $    19,304
                                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


Cash paid during the period for interest                                      $        --    $        --


Cash paid during the period for taxes                                         $        --    $        --

 See the accompanying notes to the condensed consolidated financial statements

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 2006
                                   (Unaudited)

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

These condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2006.

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

Prepaid Royalties

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

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At May 31, 2006 and February 28, 2006, allowance for doubtful account balance was $18,536 and $10,517, respectively.

Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. The assumed conversion of convertible debt into 605,563,410,667 common shares and 3,897,253,333 common shares as of May 31, 2006 and 2005, respectively, and the exercise of outstanding options and warrants to purchase 282,672,308 common shares and 80,572,308 common shares as of May 31, 2006 and 2005, respectively, were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for all periods presented. As of May 31, 2006, the Company does not have enough common shares available to convert all the eligible debt to shares if the debt holders elected to convert all of their notes and to issue the required number of shares of common stock to be issued per the statement of stockholders' deficiency. The Company and its attorney are currently working on the necessary actions to rectify the situation.

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 2006
                                   (Unaudited)

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Non monetary/barter transactions

The Company consummated contracts whereby the Company, for product delivered, has available for usage: media, goods and services with certain restrictions and limitations collectively referred to as "trade credits". The Company recorded these transactions based on the expected fair value of the goods and services expected to be received.

Stock based compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amended SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the three months ended May 31, 2006 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and the reporting of a correction of an error made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company has elected to adopt SFAS 154 early and did so in their financial statements for the year ended February 28, 2006.

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

Reclassifications

Certain items in the prior period have been reclassified to conform to classifications used in the current period.

NOTE B - FILM LIBRARY

The Company acquired a historical film library containing thousands of hours of sports events including boxing, baseball, football and auto racing along with others. The asset acquisition agreement made December 15, 2005 gives the Company title to the entire library. The Film library consists of over 5,000 hours of sporting events from the years 1948 - 1972; there are also additional sports films in the library after 1972 in addition there is an old time cartoon library as well as classic movies. The film library was acquired for a purchase price of $250,000 with $50,000 paid in cash and the remainder due five years from the date of the note along with interest accrued at 6% per annum. As part of acquisition of the film library, the Company was assigned a licensing agreement whereby royalties (minimum of $50,000 per year) will be received over the next ten years. Since collectiblity cannot be reasonably assured, the Company has not recorded revenue from the licensing agreement.

The total cost of the film library is being amortized over the expected useful life of ten years. The Company recorded $6,300 as amortization expense for the three months ended May 31, 2006.

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 2006
                                   (Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES

Notes payable at May 31, 2006 and February 28, 2006 are as follows:

--------------------------------------------------------------------------- ----------------- ---------------
                                                                                May 31,          February
                                                                                  2006           28, 2006
--------------------------------------------------------------------------- ----------------- ---------------
10% convertible debenture dated May 2000, face value of $400,000, due one year from the date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company's common stock at the lower of a)
$0.04 or b) 25% of market value. The Company has granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally, the note holder has certain  registration  rights.
The Company is in violation of the loan covenants (see below)                        $195,016        $258,820

--------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------- ----------------- ---------------
12% convertible debenture dated May 28, 2002, face value of $75,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally, the note holder has certain registration  rights.
The Company is in violation  of the loan  covenants (see below)                        75,000          75,000
--------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------- ----------------- ---------------
15% convertible debenture dated November 26, 2002, face value of $250,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally the note holder has certain registration  rights.
The Company is in violation  of the loan  covenants (see below)                       250,000         250,000

--------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------- ----------------- ---------------
15% convertible debenture dated May 15, 2003, face value of $25,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan
covenants  (see below)                                                                $25,000         $25,000

--------------------------------------------------------------------------- ----------------- ---------------

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 2006
                                   (Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

--------------------------------------------------------------------------- ----------------- ---------------
                                                                                May 31,          February
                                                                                  2006           28, 2006
--------------------------------------------------------------------------- ----------------- ---------------
15% convertible debenture dated June 20, 2003, face value of $25,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally, the note holder has certain registration  rights.  The Company is in violation
of the loan  covenants (see below)                                                     25,000          25,000

--------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------- ----------------- ---------------
15% convertible debenture dated July 23, 2003, face value of $25,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally, the note holder has certain registration  rights.  The Company is in violation
of the loan  covenants (see below)                                                     25,000          25,000

--------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------- ----------------- ---------------
15% convertible debenture dated November 14, 2003, face value of $50,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally, the note holder has certain registration  rights.  The Company is in violation
of the loan  covenants (see below)                                                     50,000          50,000

--------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------- ----------------- ---------------
15% convertible debenture dated January 13, 2004, face value of $50,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally, the note holder has certain registration  rights.  The Company is in violation
of the loan  covenants (see below)                                                    $50,000         $50,000

--------------------------------------------------------------------------- ----------------- ---------------

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 2006
                                   (Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

--------------------------------------------------------------------------- ----------------- ---------------
                                                                                May 31,          February
                                                                                  2006           28, 2006
--------------------------------------------------------------------------- ----------------- ---------------
15% convertible debenture dated February 13, 2004, face value of $25,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally, the note holder has certain registration  rights.  The Company is in violation
of the loan  covenants (see below)                                                     25,000          25,000

--------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------- ----------------- ---------------
15% convertible debenture March 16, 2004, face value of $100,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The
Company granted the note holder a security interest in substantially all of the
Company's assets and intellectual property. Additionally, the note holder has certain registration  rights.  The Company is in violation
of the loan  covenants (see below)                                                    100,000         100,000

--------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------- ----------------- ---------------
15% convertible debenture dated May 28, 2004, face value of $550,000, due two years from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.01 or b) 25%
of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally, the note holder has certain registration  rights.  The Company is in violation
of the loan  covenants (see below)                                                    550,000         482,945

--------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------- ----------------- ---------------
15% convertible debenture dated September 30, 2004, face value of $250,000, due two years from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.0026 or b) 25%
of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally, the note holder has certain registration  rights.  The Company is in violation
of the loan  covenants (see below)                                                   $208,219        $176,712

--------------------------------------------------------------------------- ----------------- ---------------

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 2006
                                   (Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

--------------------------------------------------------------------------- ----------------- ---------------
                                                                                May 31,          February
                                                                                  2006           28, 2006
--------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------- ----------------- ---------------
10% convertible debenture dated May 18, 2005, face value of $400,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.0016 or b) 25%
of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally, the note holder has certain registration  rights.  The Company is in violation
of the loan  covenants (see below)                                                    138,082         104,475

--------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------- ----------------- ---------------
10% convertible debenture dated July 7, 2005, face value of $850,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.0016 or b) 25%
of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally, the note holder has certain registration  rights.  The Company is in violation
of the loan  covenants (see below)                                                    254,612         183,196

--------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------- ----------------- ---------------
2% convertible debenture dated September 29, 2005, face value of $302,597, due three years from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.0016 or b) 25%
of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally, the note holder has certain registration  rights.  The Company is in violation
of the loan  covenants (see below)                                                     67,428          42,004

--------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------- ----------------- ---------------
10% convertible debenture dated January 20, 2006, face value of $400,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.0016 or b) 20%
of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally, the note holder has certain registration  rights.  The Company is in violation
of the loan  covenants (see below)                                                    $47,854         $14,247
--------------------------------------------------------------------------- ----------------- ---------------

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 2006
                                   (Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

--------------------------------------------------------------------------- ----------------- ---------------
                                                                                May 31,          February
                                                                                  2006           28, 2006
--------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------- ----------------- ---------------
8% convertible debenture dated March 23, 2006, face value of $400,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.03 or b) 20%
of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally, the note holder has certain registration  rights.  The Company is in violation
of the loan  covenants (see below)                                                     25,205             -0-

--------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------- ----------------- ---------------
8% convertible debenture dated May 31, 2006, face value of $500,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company's common stock at the lower of a) $0.03 or b) 25%
of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property. Additionally, the note holder has certain registration  rights.  The Company is in violation
of the loan  covenants (see below)                                                       -0-             -0-

--------------------------------------------------------------------------- ----------------- ---------------
                                                                                    2,111,416       1,887,399
--------------------------------------------------------------------------- ----------------- ---------------
Less current portion                                                                2,111,416       1,887,399
                                                                                    ---------       ---------
--------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------- ----------------- ---------------
Long term portion                                                                        $-0-         $   -0-
                                                                                         ====         =======
--------------------------------------------------------------------------- ----------------- ---------------

The Company entered into a Securities Purchase Agreement with accredited investors in May 2000 for the issuance of an aggregate of $400,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 4,000,000 shares of the Company's common stock at an exercise price of $0.20 for five years. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.04 or b) 25% of the current market value. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of May 31, 2006, the remaining balance of these debentures of $195,016 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 28, 2002 for the issuance of an aggregate of $75,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 150,000 shares of the Company's common stock at an exercise price $0.005 for five years. The Convertible Notes accrue interest at 12% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $75,000 in exchange for net proceeds of $75,000. As of May 31, 2006, the remaining balance of these debentures of $75,000 is still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 2006
                                   (Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on November 26, 2002 for the issuance of an aggregate of $250,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.0045 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of May 31, 2006, the remaining balance of these debentures of $250,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 15, 2003 for the issuance of an aggregate of $25,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.004 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of May 31, 2006, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on June 20, 2003 for the issuance of an aggregate of $25,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.002 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of May 31, 2006, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on July 23, 2003 for the issuance of an aggregate of $25,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.001 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of May 31, 2006, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on November 14, 2003 for the issuance of an aggregate of $50,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.001 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of May 31, 2006, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on January 13, 2004 for the issuance of an aggregate of $50,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.001 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of May 31, 2006, the remaining balance of these debentures of $50,000 is still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 2006
                                   (Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on February 13, 2004 for the issuance of an aggregate of $25,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.0015 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of May 31, 2006, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on March 16, 2004 for the issuance of an aggregate of $100,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $0.0015 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $100,000 in exchange for net proceeds of $100,000. As of May 31, 2006, the remaining balance of these debentures of $100,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 28, 2004 for the issuance of an aggregate of $550,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 1,650,000 shares of the Company's common stock at an exercise price of $0.03 for seven years. The Convertible Notes accrue interest at 15% per annum and were due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $550,000 in exchange for net proceeds of $550,000. As of May 31, 2006, the remaining balance of these debentures of $550,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on September 30, 2004 for the issuance of an aggregate of $250,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 1,250,000 shares of the Company's common stock at an exercise price of $0.03 for seven years. The Convertible Notes accrue interest at 15% per annum and were due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.0026 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of May 31, 2006, the remaining balance of these debentures of $250,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 18, 2005 for the issuance of an aggregate of $400,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 47,368,422 shares of the Company's common stock at an exercise price of $0.0016 for five years. The Convertible Notes accrue interest at 10% per annum (current default rate of 15%) and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.0016 or
b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of May 31, 2006, the remaining balance of these debentures of $400,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on July 7, 2005 for the issuance of an aggregate of $850,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 1,700,000 shares of the Company's common stock at an exercise price of $0.0016 for five years. The Convertible Notes accrue interest at 10% per annum (current default rate of 15%) and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.0016 or
b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $850,000 in exchange for net proceeds of $850,000. As of May 31, 2006, the remaining balance of these debentures of $850,000 is still unpaid and in default.

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 2006
                                   (Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on September 29, 2005 for the issuance of an aggregate of $302,597 of convertible notes ("Convertible Notes") in exchange for accrued interest due said accredited investors. The Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.0016 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $302,597 in exchange for net proceeds of $302,597. As of May 31, 2006, the remaining balance of these debentures of $302,597 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on January 20, 2006 for the issuance of an aggregate of $400,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.002 for five years. The Convertible Notes accrue interest at 10% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.0016 or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of May 31, 2006, the remaining balance of these debentures of $400,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on March 23, 2006 for the issuance of an aggregate of $400,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 100,000,000 shares of the Company's common stock at an exercise price of $0.005 for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.03 or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of May 31, 2006, the remaining balance of these debentures of $400,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 31, 2006 for the issuance of an aggregate of $500,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 100,000,000 shares of the Company's common stock at an exercise price of $0.005 for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $500,000 in exchange for net proceeds of $500,000. As of May 31, 2006, the remaining balance of these debentures of $500,000 is still unpaid and in default.

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

o Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the change in the fair value of the embedded derivative (utilizing the Black-Scholes option pricing formula) in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as of each balance sheet date with a corresponding change in Loss on adjustment of the derivative and warrant liability to fair value.

o The expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included in other income in the accompanying consolidated statements of operations.

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 2006
                                   (Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

The following table summarizes the various components of the convertible debentures as of May 31, 2006 and February 28, 2006:


                                               May 31,       February 28,
                                                2006            2006
                                              -----------    -----------
Convertible debentures described above (net   $ 4,472,613    $ 3,636,417
of conversions)
Less: discount                                 (2,361,197)    (1,749,018)
                                              -----------    -----------
Convertible debentures as reported            $ 2,111,416    $ 1,887,399
                                              ===========    ===========

NOTE D - CONVERTIBLE SUBORDINATED DEBENTURES

Convertible subordinated debentures as of May 31, 2006 and February 28, 2006 are as follows:

                                                                   May 31,        February 28,
                                                                     2006             2006
                                                                     ----             ----
                                                               ----------------- ----------------
12%  convertible  debenture,  unsecured  with a  maturity  of
August  2001.   The   debenture  is   convertible   into  the
Company's  common  stock  at  $0.05  per  share.  The note is
currently in default.                                                      $-0-          $40,000
                                                               ----------------- ----------------
                                                               ----------------- ----------------
12%  convertible  debenture,  unsecured  with a  maturity  at
August 2001. The debenture is convertible  into the Company's common  stock at $0.075 per share.  The note is  currently in
default.                                                                    -0-           31,800
                                                               ----------------- ----------------
                                                               ----------------- ----------------
12% convertible debenture, unsecured with an original one year maturity at May
2004. The debenture is convertible into the Company's common stock at $0.04 or
50% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion.
The note is currently in default                                         37,500           55,500
                                                                         ------           ------
                                                               ----------------- ----------------
Total                                                                    37,500          127,300
                                                               ----------------- ----------------
Less: current portion                                                  (37,500)        (127,300)
                                                                       --------        ---------
                                                               ----------------- ----------------
Long term debt                                                              $ 0              $ 0
                                                                            ===              ===
                                                               ----------------- ----------------


NOTE E - LINE OF CREDIT

The Company entered into an agreement with an individual investor whereby the investor agreed to provide up to $750,000 with an interest rate of 18% per annum, payable annually, maturing one year from each draw. The Company, at its option can repay the debt in cash or may elect to convert any of the loans into shares of its common stock at 75% of the closing bid of the previous day. As of May 31, 2006, the Company has borrowed $215,000, net, from this facility which is included in notes and loans payable.

NOTE F - COMMON STOCK

In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. For the three months ended May 31, 2006, the Company issued 18,348,000 under this provision to the third party. An additional 38,296,623 has not been issued. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital as of May 31, 2006. On February 28, 2005, ownership of the 1.603% anti-dilution agreement was sold to another company.

In March 2006, the Company amended its article of incorporation with an effective date of March 24, 2006. This amendment was to increase the number of authorized $0.001 par value common shares from 700,000,000 to 15,000,000,000. This amendment also created and authorized a new class of preferred $0.001 par value stock with 10,000,000 shares.

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 2006
                                   (Unaudited)

NOTE F - COMMON STOCK (continued)

During the three months ended May 31, 2006, the Company issued 108,000,000 shares of common stock for $60,000 received in fiscal 2006 and 27,000,000 shares of common stock for $15,000 received in first quarter of fiscal 2007. In addition, the Company issued 143,500,000 common shares under a late issuance stock subscription provision.

During the three months ended May 31, 2006, the Company issued 688,700,000 shares of its common stock for $341,800 of services rendered.

During the three months ended May 31, 2006, the Company converted $63,804 of convertible secured debentures into 604,200,000 shares of common stock having a fair value of $417,071. The conversion of debt to stock was based upon conversion prices set forth in the Securities Purchase Agreement (see Note C). The loss of $353,267 on these conversions was included in the Loss on adjustment of derivative and warrant liability to fair value.

During the three months ended May 31, 2006, the Company converted $89,800 of convertible subordinated debentures and $48,749 in related interest into 452,539,000 shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors (See note D) for prices below the conversion prices at date of original issuance. The Company recognized a financing cost of $42,464 on these conversions.

During the three months ended May 31, 2006, the Company converted $147,150 of notes and loans payable into 1,134,161,012 shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors. The Company recognized a financing cost of $411,917 on these conversions.


NOTE G - STOCK OPTIONS

In December 2003, the Company issued 20,000,000 options to a consultant having a ten-year term. The exercise price is $0.001 for the first 5,000,000 options, $0.002 for the next 5,000,000 options, $0.003 for the next 5,000,000 options and $0.004 for the last 5,000,000 options. The only restriction is that no more than 5,000,000 options can be exercised in any one year. The total expense associated with issuing the options of $40,000 is being recognized over the earliest periods that the options may be exercised. The expense associated with these options was $833 and $2,083 for the three months ended May 31, 2006 and 2005, respectively.

In May 2005, the Company issued 12,000,000 options to an advisor having a three-year term. The exercise price is $0.003. The options are immediately exercisable. The fair value of the options of $7,200 is being amortized over the life of the contract. The expense associated with these options was $600 and $200 for the three months ended May 31, 2006 and 2005, respectively. The advisor is also to receive 5% of sales on certain licensing agreements.

NOTE H - COMMITMENTS AND CONTINGENCIES

Licenses

The Company has entered into various licensing agreements (the "Agreements") for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional, minor league and college sports teams. The Agreements for the collectibles initially expired at various dates through 2004 and generally require the Company to pay a royalty of between 9% and 12% of sales, with certain minimum royalty payments required. The Company has decided not to renew royalty agreements as they pertain to college sports teams and current and future movie characters. The unpaid minimum royalty fees of $351,851 ($212,750 which are owed on non renewed agreements) related to these agreements are included in accrued expenses in the accompanying consolidated balance sheet. Royalty expense amounted to approximately $58,557 and $21,721 for the three months ended May 31, 2006 and 2005, respectively.

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

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 2006
                                   (Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

In May 2005, the Company agreed to give an advisor a 5% royalty for five years for helping the Company secure the following licensing agreements, National Hockey League ("NHL"), Minor League Baseball, Arena Football and the National Basketball Association ("NBA").

On April 10, 2006 the Company signed a license agreement with Diann Wall-Wilson for a broad line of products utilizing her copyrighted designs for the United States Marine Corp Bulldog, United States Navy Goat, United States Air Force Falcon and the Coast Guard Otter. The Company paid $20,000 for this license in $5,000 monthly increments beginning April 10, 2006 and the final payment paid July 10, 2006. This licensing agreement is for 5 years. The agreement calls for a 10% royalty of which the $20,000 in initial payments are a pre paid royalty.

Payroll Related Taxes

The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The estimated liability that is included in accrued expenses was approximately $196,000 as of May 31, 2006 which includes penalties and interest.

Other Contingencies

In the normal course of business the Company is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the accompanying consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any costs that may be incurred in excess of those amounts provided as of May 31, 2006 cannot currently be determined.

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

In September 2004, the Company signed a licensing agreement with the National Football League, which expired on March 31, 2005. The agreement was renewed for the period April 2005 through March 2006. The agreement was not renewed again by the Company.

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 2006
                                   (Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

In March 2005, the Company signed a licensing agreement with the NBA, which expires on September 30, 2006. The agreement includes a 12% royalty paid on sales, with a minimum royalty for the period of $25,000. On September 9, 2005, the Company signed an amendment to its license with the NBA to add additional products. This increase in products changed the minimum royalty agreement from $25,000 to $35,000, which is included in prepaid royalties and is being amortized over the term of the agreement or until the minimum is met, whichever is sooner. In addition, the amendment also changed the royalty percentage from 12% to 16%.

On May 12, 2005, the Company signed a licensing agreement with the Arena Football League, which expires on June 30, 2007. The agreement includes a 12% royalty paid on sales with no minimum royalty guarantees. The Company paid a "First Advance" of $10,000 for the rights to the license, which is included in prepaid royalties and is being amortized over the term of the agreement or until the royalties exceed the First Advance, whichever is sooner.

On September 12, 2005, the Company signed a licensing agreement with the National Hockey League, which expires on June 30, 2007. The agreement includes a 10% royalty paid on sales with a minimum royalty for the period of $50,000, subsequently amended to $22,500, which is included in prepaid royalties and is being amortized over the term of the agreement or until the minimum is met, whichever is sooner.

In March 2006, the Company signed a one year renewable Purchase and Sale Agreement with Brax-3D, LLC. This agreement gives the Company an exclusive right to sell products produced by Brax-3D, LLC as long as the Company meets minimum purchasing requirements of $1,284,750 in products. As part of this agreement, Collectible is required to provide Brax-3D, LLC a $200,000 standby letter of credit. As yet, the letter of credit has not been provided.

In March 2006, the Company consummated a contract whereby the Company, for product delivered, has available for usage: media, goods and services with certain restrictions and limitations collectively referred to as "trade credits". The Company's ability to access these trade credits has not yet been determined.

On April 30, 2006, the Company entered into a Joint Venture Agreement with Gridworks, Inc. of Elgin, Iowa. Under the agreement, a new corporation called American Sports Ventures, Inc. was formed of which the Company, Gridworks and an individual investor are shareholders with ownership percentages of 37.5%, 37.5% and 25%, respectively. Gridworks is a licensed manufacturer of wood sports collectibles. Under the terms of the agreement, the Company and the individual investor will provide the capital necessary, which will be at least $50,000 per month, to fund the Gridworks operations as well as all marketing and other operating expenses associated with American Sports Ventures, Inc. Gridworks will be providing its wood collectibles to American Sports Ventures at cost and the Company will be executing various marketing initiatives to sell the products. Net profits, if any, from operations will be distributed to the shareholders in accordance with their respective ownership percentage. The Company is obligated to meet certain minimum purchase requirements of $1.5 million per year of the agreement. American Sports Ventures, Inc. was inactive as of May 31, 2006.

Concentrations

For the three months ended May 31, 2006 and 2005, 93% and 97%, of the Company's revenues were derived from its three largest customers, respectively.

The Company obtains a significant portion of its new borrowings from one investment group. During the three months ended May 31, 2006, the Company borrowed $900,000 from this investment group. As of May 31, 2006, a total of $4,472,613 was owed to this investment group (See Note C).

Debt Conversions

As of May 31, 2006, the Company did not have a sufficient number of authorized shares of common stock available if all of the convertible secured and convertible subordinated debenture holders decided to convert their debt into the Company's common stock. The Company has increased the number of authorized shares to 15,000,000,000 to partly rectify the situation but a possible shortfall still exists. The provisions of the convertible secured debentures call for a 24% penalty on the amount of debt a note holder attempts to convert and if there are not enough authorized shares available to do so (See Note C with regard to the convertible secured dentures). However the convertible subordinated debenture agreements do not contain a provision to address the inability of the debt holders to convert and the possible financial effects of this are unknown (See Note D).

In the three months ended May 31, 2006, the Company recorded a discount on convertible secured debentures with a corresponding increase in the derivative and warrant liabilities.

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 2006
                                   (Unaudited)

NOTE I - RELATED PARTY TRANSACTIONS

The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of May 31, 2006 and 2005, the amount of salary deferred was $552,979 and $589,421, respectively, which is included in accrued expenses - related parties. Also $137,287 and $184,290 of accrued compensation were due to the Company's President's wife as of May 31, 2006 and 2005, respectively.

The Company has loans payable of $1,143, which are included as loans payable - related party in the accompanying consolidated balance sheet, due to a related party as of May 31, 2006. During the three months ended May 31, 2006, the Company recorded interest expense of $29 relating to loans from its president and other related parties and $77,485 in accrued interest was payable relating to these loans as of May 31, 2006, which is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE J - NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

During the three months ended May 31, 2006, the Company converted $63,804 of convertible secured debentures into 604,200,000 shares of common stock and a $353,267 loss on adjustment of derivative and warrant liability to fair value was recognized accordingly.

During the three months ended May 31, 2006, the Company converted $89,800 of convertible subordinated debentures and $48,749 of related interest into 452,539,000 shares of common stock and $42,464 financing cost was recognized accordingly.

During the three months ended May 31, 2006, the Company converted $147,150 of notes and loans payable into 1,134,161,012 shares of common stock and a $411,917 financing cost was recognized accordingly.

NOTE K - RESTATEMENT

During fiscal 2006, it was determined the correct application of accounting principles had not been applied in the accounting for convertible debentures and detachable warrants (See note C).

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

The accounting principles on the aforementioned transactions are currently reflected in the accompanying May 31, 2006 financial statements in accordance with SFAS 154. The necessary corrections to apply the impact to the previously issued May 31, 2005 financial statements are as follows:

---------------------------- ---------------------- --------------------- ---------------------------
                                 May 31, 2005           May 31, 2005      Amount increase (decrease)
                              financial statement   financial statement        in May 31, 2005
                               balance prior to            post                  financial
                                  restatement          restatement               statements
---------------------------- ---------------------- --------------------- ---------------------------
Net loss                                $(471,694)          $(1,711,153)                 $(1,239,459)
---------------------------- ---------------------- --------------------- ---------------------------
---------------------------- ---------------------- --------------------- ---------------------------
Loss  per  share-basic  and
diluted                                    $(0.00)               $(0.00)                      $(0.00)
---------------------------- ---------------------- --------------------- ---------------------------

                COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 2006
                                   (Unaudited)

NOTE K - RESTATEMENT (continued)

The resulting effects on the prior period adjustments on the May 31, 2005 cash flows by area are as follows:

---------------------------------- ------------------ --------------------- --------------------------
                                     May 31, 2005         May 31, 2005           Amount increase
                                       financial      financial statement     (decrease) in May 31,
                                       statement        post restatement    2005 financial statements
                                   balance prior to
                                      restatement
---------------------------------- ------------------ --------------------- --------------------------
Net    cash    from     operating         $(401,117)            $(401,117)                       $-0-
activities
---------------------------------- ------------------ --------------------- --------------------------
---------------------------------- ------------------ --------------------- --------------------------
Net    cash    from     investing
activities                                       -0-                   -0-                        -0-
---------------------------------- ------------------ --------------------- --------------------------
---------------------------------- ------------------ --------------------- --------------------------
Net    cash    from     financing            419,381               419,381                        -0-
activities
---------------------------------- ------------------ --------------------- --------------------------


NOTE L - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the period ended May 31, 2006, the Company had a working capital deficiency of $5,325,548, a stockholders' deficiency of $22,671,523 a net loss of $4,720,384 and net cash used in operations of $696,270. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain convertible secured and convertible subordinated debentures, and notes and loans payables. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of certain convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE M - SUBSEQUENT EVENTS


Subsequent to May 31, 2006, the Company issued the following shares of common stock:

       ---------------------- ----------------------------------- ------------
            Number of shares  Purpose                             Value
       ---------------------- ----------------------------------- ------------
               2,006,000,000  Debt conversion                     $93,888
       ---------------------- ----------------------------------- ------------

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

         The following detailed analysis of operations should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2006.

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

         We had a licensing agreement with the NFL by which we had permission to produce and sell our products for all 32 NFL teams. This license ended March 31, 2006 and was not renewed.

         On February 28, 2005, we sold a partial interest (2.5%) in our future revenues generated under our National Football League ("NFL") license (2005), our National Basketball Association ("NBA") license in 2005-2006 and our upcoming license in 2006 with Major League Baseball ("MLB"). The agreement included a clause that would extend the partial sale of revenues to an additional year of sales under the NFL license, should we be unsuccessful in obtaining the MLB license. The 2.5% revenues stake was sold to a third-party company for a total of $80,000. Additionally, the purchaser assumed the rights to a 1.603% anti-dilution ownership in us from its previous owner, as well as all of the issued shares of common stock previously owned by that party.

         We acquired a historical film library containing thousands of hours of sports events including, among others, boxing, baseball, football and auto racing. The asset acquisition agreement was entered into December 15, 2005 and gives us title to the entire library. The film library consists of over 5,000 hours of sporting events from the years 1948 through 1972. Additionally, there are also sports films in the library after 1972. As well, there is an old time cartoon library as well as classic movies. The film library was acquired for a purchase price of $250,000 with $50,000 paid in cash and the remainder in a note payable due five years from the acquisition date along with interest accrued at 6% per annum. As part of acquisition of the film library, we were assigned a licensing agreement whereby royalties (minimum of $50,000 per year) will be received over the next ten years, although there are questions concerning the ability of the licensee to pay such royalties. Additionally, we have entered into a Joint Marketing agreement with Back in Time TV under which we will cross market each other's products.

         On April 10, 2006 we signed a license agreement with Diann Wall-Wilson for a broad line of products utilizing her copyrighted designs for the United States Marine Corp Bulldog, United States Navy Goat, United States Air Force Falcon and the Coast Guard Otter. We paid $20,000 for this license in $5,000 monthly increments beginning April 10, 2006 and the final payment was paid July 10, 2006. This licensing agreement is for 5 years. The agreement calls for a 10% royalty of which the $20,000 in initial payments are a pre-paid royalty.

         On April 30, 2006, we entered into a Joint Venture Agreement with Gridworks, Inc. of Elgin, Iowa. Under the agreement, a new corporation called American Sports Ventures, Inc. was formed of which Collectible Concepts Group, Gridworks and Mr. Nick Fegen are the shareholders with ownership percentages of 37.5%, 37.5% and 25%, respectively. Gridworks is a licensed manufacturer of high quality wood sports collectibles including such items as laser etched baseballs, footballs, basketballs, baseball bats and similar items each featuring a team or college logo and/or commemorating a special event such as a Super Bowl or World Series victory. Under the terms of the agreement, Collectible Concepts Group and Nick Fegen will be providing the capital necessary to fund the Gridworks operations as well as all marketing and other operating expenses associated with American Sports Ventures, Inc. Gridworks will be providing its wood collectibles to American Sports Ventures at absolute cost and we will be executing various marketing initiatives to sell the products. These initiatives include marketing through our national sales rep organization, direct marketing via Internet sales on our web site and direct to consumer at retail mall kiosks during the holiday season. Profits from operations after all expenses and costs and a reserve for operating expenses, will be distributed to the shareholders in accordance with their respective ownership percentage. The web site was activated in June 2006 and a Holiday Retail Mall Sales Program has been designed and is currently being presented to Specialty Retailers in selected regions of the country in anticipation of the upcoming holiday sales cycle. Our risks of any potential losses are limited to any expenses we may incur.

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

         On March 23, 2006, we entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of (i) $400,000 in secured convertible notes and (ii) warrants to purchase 100,000,000 shares of our common stock.

         On May 31, 2006, we entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of (i) $500,000 in secured convertible notes and (ii) warrants to purchase 100,000,000 shares of our common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2006 COMPARED TO THREE MONTHS ENDED MAY 31, 2005.

         Net revenue for the three months ended May 31, 2006 was $443,795 and primarily consisted of sales of professional and collegiate sports related products, promotional Fanbana sales and E-Bay Internet sales. Net revenue for the three months ended May 31, 2005 was $15,032 and primarily consisted of sales of professional and collegiate sports related products, X-Men products, Terminator products, Marvel Character products, promotional Fanbana sales and E-Bay Internet sales. Sales from X-men and Marvel Character products were sell offs of merchandise remaining under licenses that previously expired.

         Sales for the three months ended May 31, 2006 were comprised primarily of products offered with our National Football League License and College Licenses. The National Football League license expired on March 31, 2006 and was not renewed. Instead of paying the royalties for the NFL license our self, we have decided to work with distributors who have NFL licenses to sell their products instead. Since the NFL season does not start until August, we cannot determine what impact, if any, the change in our business strategy will have on our sales.

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

         Cost of sales for the three months ended May 31, 2006 increased by $122,304 from the three months ended May 31, 2006. This increase was mainly attributable increased sales volume. Cost of sales as a percentage of revenues increased to 32.5% for the three months ended May 31, 2006 as compared to 145.2% for the same period last year.

         Cost of sales for the three months ended May 31, 2006 were comprised of costs associated with the sale of the products related to the National Football League License and College Licenses. These products are contract manufactured for us by both domestic and foreign companies to specifications developed by us and approved by the various licensors. We do not feel this places us at risk for filling future orders on a timely basis because we have developed relationships with alternate suppliers for most of our products. Several of our manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs we would incur if the product was first shipped to our location. We also feels we are not at risk for any currency fluctuations in our dealing with our foreign manufacturers since all orders are based on U.S. dollars and we do not have any long term purchase commitments.

         Selling and administrative expenses for the three months ended May 31, 2006 increased to $723,652 from $290,638 for the same period the previous year. For the three months ended May 31, 2006 we incurred $341,800 in non cash services through the issuance of common stock.

         Selling and administrative expense consists of payroll and related fringe benefits, royalties, commissions paid to manufacturers sales representatives, advertising, rent and other related fixed overhead expenses. Also included in this category are the expenses related to the replication of movie props to ready them for mass production by the contract manufacturers, as well as the non-cash costs related to services satisfied by the issuance of our stock. The services provided were in direct support of our operations. As we grow through acquisitions and the sales of current product, we anticipate we will have to rely less on the issuance of stock for services due to increased cash flows as well as capital. The benefits to us from these stock transactions are to reduce the use of cash, which allow us to devote the maximum amount of resources to expanding the business. For accounting purposes, we valued these services at the fair market value of the services rendered or the fair market value of the stock at times of issuance whichever was more readily determinable. Production costs include prototypes and samples of packaging, displays and products. All expensed production costs are included within selling and administrative expenses.

         We incurred interest expense of $409,006 for the three months ended May 31, 2006 as compared to $230,659 for the same period the previous year due to increased borrowings and the debt accretion related to the application of SFAS
133. The accretion of debt calculation added $287,821 and $109,954 of interest expense respectively for the three months ended May 31, 2006 and May 31, 2005, respectively.

         For the three months ended May 31, 2006, we incurred a non-cash loss in adjusting the fair value of the embedded conversion feature and related warrant derivatives relating to the convertible debentures of $3,072,492 as compared with $1,180,466 during the prior year. Additionally, for the three months ended May 31, 2006, we incurred a non-cash loss with conversion of our convertible debentures to common stock of $353,267.

         As a result of the above, we had a net loss of $4,720,384 for the three months ended May 31, 2006 as compared to a net loss of $1,711,153 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         As of May 31, 2006, we had a working capital deficiency of $5,325,548. The working capital deficit as of May 31, 2006 is a direct result of the unprofitable operations for prior years as well as for the past three months ended May 31, 2006 that resulted in cash used in operating activities of $696,270. We had an ending cash balance of $500,233 at May 31, 2006. As such, we will have to raise additional capital within the next twelve months.

         We have financed our losses through private sales of debt securities and the issuance of stock for services. During the three months ended May 31, 2006, we received the following capital infusions: $900,000 from issuance of secured convertible debentures.

         We have entered into an agreement with an individual investor whereby the investor agreed to provide us with a line of credit up to $750,000 with an interest rate of 18% per annum, payable annually, maturing one year from each draw. We, at our option, can repay the debt in cash or may elect to convert any of the loans into shares of our common stock at 75% of the closing bid of the previous day. As of May 31, 2006, we have borrowed $215,000, net, from this facility.

         We are working with various distributors and independent sales representatives in an effort to cut costs, offer a greater variety of products and to increase the customer base for our products. We believe that if we can increase our revenues and improve our gross profit margin that this will allow us to reach profitability.

         While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for 12 months or more. We believe that we will need approximately $750,000 in additional funds to continue operations for the next 12 months, depending on revenues from operations. We are constantly seeking additional sources of financing; however, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

         As of May 31, 2006, we had $547,452 in outstanding notes and loans payable, (of which $1,143 is due to related parties) $37,500 in convertible subordinated debentures and $2,111,416 in outstanding convertible secured debentures, net. As of May 31, 2006, we had $3,592,052 in accounts payable, accrued expenses, accrued payroll, accrued royalties and related taxes. (Some of the accrued expenses are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. We are currently making payments on our current federal payroll tax obligations as well as monthly payments for these prior obligations). We have been able to operate based on deferring vendor and employee payments, deferring interest and debt repayments and obtaining additional borrowings and proceeds from equity. However, there is no guarantee that we will continue to be successful with respect to these actions. Furthermore, there can be no assurances that we will be able to obtain the necessary funding to finance our operations or grow revenue in sufficient amounts to fund our operating expenses.

         Our independent auditors have issued a going concern paragraph in their opinion on our consolidated financial statements for the year ended February 28, 2006 that is included in our Form 10-KSB that states there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.

         To obtain funding for its ongoing operations, the Company has entered into Securities Purchase Agreements with several accredited investors, on the following dates for the sale of secured convertible notes and warrants:

---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
     Transaction Date       Secured       Interest                         Conversion Price                         Warrants
                          Convertible        Rate
                          Notes Sold
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------

---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
May 2000               $400,000           10%         $0.04 or 25% of market value                                 4,000,000
                       ($186,128
                       remaining)
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
May 28, 2002           $75,000            12%         $.01 or 25% of the  average  of the lowest  three  intraday  150,000 trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
November 26, 2002      $250,000           15%         $.01 or 25% of the  average  of the lowest  three  intraday  500,000 trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
May 15, 2003           $25,000            15%         $.01 or 25% of the  average  of the lowest  three  intraday  50,000 trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
June 20, 2003          $25,000            15%         $.01 or 25% of the  average  of the lowest  three  intraday  50,000 trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
July 23, 2003          $25,000            15%         $.01 or 25% of the  average  of the lowest  three  intraday  50,000 trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
November 14, 2003      $50,000            15%         $.01 or 25% of the  average  of the lowest  three  intraday  100,000 trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
January 13, 2004       $50,000            15%         $.01 or 25% of the  average  of the lowest  three  intraday  100,000 trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
February 13, 2004      $25,000            15%         $.01 or 25% of the  average  of the lowest  three  intraday  50,000 trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------

---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
     Transaction Date       Secured       Interest                         Conversion Price                         Warrants
                          Convertible        Rate
                          Notes Sold
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------

---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
March 16, 2004         $100,000           15%         $.01 or 25% of the  average  of the lowest  three  intraday  200,000 trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
May 28, 2004           $550,000           15%         $.01 or 25% of the  average  of the lowest  three  intraday  1,650,000 trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
September 30, 2004     $250,000           15%         $.0026 or 25% of the average of the lowest  three  intraday  1,250,000 trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
May 18, 2005           $400,000           10%         $.0016 or 25% of the average of the lowest  three  intraday  47,368,422 trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
July 7, 2005           $850,000           10%         $.0016 or 25% of the average of the lowest  three  intraday  1,700,000 trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
September 29, 2005     $302,597           2%          $0.0016 or 25% of the average of the lowest three  intraday  -0-
                                                      trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
January 20, 2006       $400,000           10%         $0.0016 or 20% of the average of the lowest three  intraday  400,000 trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
March 23, 2006         $400,000           8%          $0.03 or 20% of the  average of the lowest  three  intraday  100,000,000 trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------
May 31, 2006           $500,000           8%          $0.03 or 25% of the  average of the lowest  three  intraday  100,000,000 trading prices during the twenty  trading days  immediately preceding conversion
---------------------- ------------------ ----------- ------------------------------------------------------------ ----------------

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

         In August 2001, we issued $71,800 in subordinated convertible debentures. The debentures have a 12% coupon and mature one year from date of issuance. Conversions to common stock are at the lower of $0.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. These debentures were settled in the three months ended May 31, 2006.

         In May 2004, we issued $65,500 in subordinated convertible debentures. The debentures have a 12% coupon and mature one year from date of issuance. Conversions to common stock are at a price of $.001 per share of common stock. Conversions of any interest on the debentures are at current market price. On September 1, 2004, $10,000 of the note, and $1,200 in interest were converted into 11,428,571 shares of common stock. The debentures are in default. As of May 31, 2006, there is $37,500 remaining.

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

         Accounts Receivable: We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of May 31, 2006, we had an allowance for bad debts of $18,536. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

         Realizability of Inventory Values: We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. As of May 31, 2006, we had inventory of $255,248 on hand.

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

         Derivative Valuations: In accordance with SFAS 133, we are required to estimate the fair value of any embedded derivatives and detachable warrants relating to our secured convertible debentures. These estimates require significant assumptions and management judgment which may affect the amounts reported throughout the financial statements. This resulted in the Company recognizing losses of $3,425,759 and $1,180,466 for the three ended May 31, 2006 and 2005, respectively.

         Realizability of Trade Credits Received in Non monetary/Barter
Transactions: We consummated contracts whereby we, for product delivered, hves available for usage: media, goods and services with certain restrictions and limitations collectively referred to as "trade credits". We recorded these transactions based on the expected fair value of the goods and services expected to be received. As of May 31, 2006, we had trade credits of $401,589.

Recent Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company adopted SFAS No. 123 (R) in its quarter ending May 31, 2006. The Company did not have an impact from this revised standard or any significant impact on the Company's results of operations.

         In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing to require items such as idle facility costs, excessive spoilage, double freight and handling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This Statement became become effective for the Company in the quarter ended May 31, 2006. The adoption of this Statement had no immediate material impact on the Company.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting or and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company elected to adopt SFAS 154 early with its 10-KSB for the fiscal year ended February 28, 2006.

ITEM 3 - CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure Controls and Procedures. As of May 31, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended May 31, 2006 the Company issued 688,700,000 shares of common stock for financial services rendered having a value of $341,800.

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

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

         The Company is currently in default on all of its convertible secured debentures that the Company has issued, in the total amount of $4,463,725 and interest. The Company is also currently in default on interest payments owed on these secured convertible debentures. As a result of these defaults, the Company is obligated to pay interest and certain other amounts. The Company does not have the capital resources to pay the amounts required. The debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The debentures are secured substantially by all of the Company's assets.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a written consent of a majority of stockholders dated May 2, 2005 in lieu of a special meeting of the stockholders, the majority of stockholders approved the following actions, which were implimented in the first quarter during the fiscal year 2007:

1. To Amend the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $.001 per share (the "Common Stock"), of the Company from 700,000,000 shares to 15,000,000,000 shares;

2. To Amend the Company's Certificate of Incorporation, as amended, to authorize the creation of 10,000,000 shares of blank check preferred stock;

3. To elect two directors to the Company's Board of Directors, to hold office until their successors are elected and qualified or until their earlier resignation or removal; and

4. To adopt the Company's 2005 Incentive Stock Plan.

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


                                   COLLECTIBLE CONCEPTS GROUP, INC.

Date:   July 24, 2006              By: /s/ PAUL S. LIPSCHUTZ
                                      ----------------------
                                   Paul S. Lipschutz
                                   Chief Executive Officer
                                   (Principal Executive Officer),
                                   Principal Financial Officer and Principal
                                   Accounting Officer