Form 10QSB
period 2006-08-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2006-10-20
CIK 1106946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 0-30703

COLLECTIBLE CONCEPTS GROUP, INC.
(Exact name of registrant as specified on its charter)

Delaware	95-4026880
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1600 Lower State Road
Doylestown, PA 18901
(Address of principle executive offices)

(215) 491-1075
(Registrant’s telephone number, including area code)

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 9,036,025,097 shares issued and outstanding as of October 13, 2006.

COLLECTIBLE CONCEPTS GROUP, INC.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2006	2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$-	$74,738
Accounts receivable, net of allowance of $19,856 and $10,517, respectively	185,019	57,835
Inventories, net of allowance of $50,000 and $0, respectively	508,943	189,844
Prepaid interest	-	20,625
Prepaid royalties	30,515	62,416
Other prepaid expenses	100	2,865
Total current assets	724,577	408,323

Property and equipment, net	8,550	1,130

Other assets:
Film library, net (Note B)	-	245,800
Trade credits (Note A)	-	-
Trademarks	1,300	1,300
Deposits	3,200	3,200
Total other assets	4,500	250,300

TOTAL ASSETS	$737,627	$659,753

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash disbursed in excess of available balance	$22,678	$-
Accounts payable and accrued expenses	2,915,920	2,898,725
Accrued expenses, related party	685,266	744,513
Notes and loans payable	768,349	483,459
Loans payable, related party	843	1,878
Convertible subordinated debentures (Note D)	34,500	127,300
Convertible secured debentures (Note C)	2,361,150	1,887,399
Total current liabilities	6,788,706	6,143,274

Long term debt, less current maturities
Notes payable	200,000	200,000
Derivative liability related to convertible debentures	17,574,000	13,743,000
Warrant liability related to convertible debentures	25,360	53,569
Total long term liabilities	17,799,360	13,996,569
Total liabilities	24,588,066	20,139,843

COMMITMENTS AND CONTINGENCIES (Note H)

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, par value $0.001 per share; 15,000,000,000 shares authorized, 9,036,025,097 and 699,695,037 issued and outstanding, respectively	9,036,025	699,694
Common stock to be issued, 104,580,356 and 302,362,036, respectively	89,731	149,714
Common stock subscription	-	15,000
Subscription receivable	-	(15,000)
Additional paid in capital	8,001,868	14,107,115
Deferred equity based expense	(10,000)	(40,000)
Accumulated deficit	(40,968,063)	(34,396,613)
Total deficiency in stockholders' equity	(23,850,439)	(19,480,090)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$737,627	$659,753

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended August 31,		Six months ended August 31,
	2006	2005	2006	2005
		Restated-See Note K		Restated-See Note K
REVENUES:
Net sales	$277,828	$357,980	$345,396	$373,012
Cost of sales	242,677	316,525	386,915	338,459
Gross profit (loss)	35,151	41,455	(41,519)	34,553

OPERATING EXPENSES
Selling and administrative	471,797	350,548	1,195,446	641,186
Impairment loss (Note B)	233,200	-	233,200	-
Depreciation and amortization	6,679	735	13,825	3,223
Total operating expenses	711,676	351,283	1,442,471	644,409

LOSS FROM OPERATIONS	(676,525)	(309,828)	(1,483,990)	(609,856)

Other income (expense)	9,785	7,000	9,785	7,000
Financing costs related to conversion of convertible debt	(549,177)	-	(1,356,826)	-
Gain (loss) on adjustment of derivative and warrant liability to fair value	169,701	(13,061,172)	(2,902,791)	(14,241,638)
Interest expense	(428,623)	(393,920)	(837,629)	(624,579)

Net loss before income taxes	(1,474,838)	(13,757,920)	(6,571,450)	(15,469,073)

Income taxes	-	-	-	-

NET (LOSS)	$(1,474,838)	$(13,757,920)	$(6,571,450)	$(15,469,073)

Net loss per common shares outstanding (basic and diluted)	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	6,263,318,107	699,695,037	3,879,214,215	699,695,037

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED AUGUST 31, 2006

					Common	Additional		Deferred
	Common	Stock	Common stock to be issued:		Stock	Paid in	Subscription	Equity based	Accumulated
	Shares	Amount	Shares	Amount	Subscription	Capital	Receivable	Compensation	Deficit	Total
Balance as of February 28, 2006	699,695,037	$699,694	313,573,817	$149,714	$15,000	$14,107,115	$(15,000)	$(40,000)	$(34,396,613)	$(19,480,090)
Conversion of secured convertible debentures to common stock	1,293,105,384	1,293,105				(781,414)				511,691
Conversion of subordinated convertible debentures to common stock and interest to common stock	452,539,000	452,539				(271,526)				181,013
Conversion of notes and loans payable to common stock	5,634,161,012	5,634,162				(4,445,095)				1,189,067
Amortization of deferred compensation expenses								30,000		30,000
Common stock issued for services rendered	588,700,000	588,700				(336,900)				251,800
Cash received on subscription	27,000,000	27,000			(15,000)	(12,000)	15,000			15,000
Common stock issued for subscribed shares	108,000,000	108,000	(108,000,000)	(60,000)		(48,000)				-
Common stock issued under late issuance stock subscription provisions	143,500,000	143,500	(143,500,000)			(143,500)				-
Common stock to be issued for anti-dilution note provisions			131,831,203	15,141		(10,003)				5,138
Common stock issued for anti-dilution note provisions	89,324,664	89,325	(89,324,664)	(15,124)		(59,077)				15,124
Fair value of options issued						2,267				2,267
Net loss									(6,571,450)	(6,571,450)
Balance at August 31, 2006	9,036,025,097	$9,036,025	104,580,356	$89,731	$-	$8,001,867	$-	$(10,000)	$(40,968,063)	$(23,850,439)

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended August 31,
	2006	2005
		Restated-See note K
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,571,450)	$(15,469,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,825	3,223
Provision for bad debt expense	9,298	-
Impairment loss (Note B)	233,200	-
Common stock issued in connection with services rendered, net of cancellations	251,800	85,634
Common stock issued in connection with anti-dilution note provisions	20,262
Options issued for services rendered	2,267	-
Amortization of deferred equity based expense	30,000	200,000
Accretion of convertible notes payable	558,999	161,226
Loss on conversion of notes and loans payable	887,418	-
Loss on conversion of secured convertible debt	42,463	-
Loss on conversion subordinate debt and interest	426,445	98,532
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities	2,902,791	14,241,638
(Increase) decrease in:
Accounts receivable	(136,482)	(90,245)
Loans receivable	-	1,245
Inventories	(319,098)	(49,593)
Prepaid interest	20,625	(106,119)
Prepaid royalties	31,801
Other prepaid expenses	2,865	-
Increase (decrease) in:
Cash disbursed in excess of available balance	22,678	-
Accounts payable and accrued expenses	134,745	153,612
Net cash used in operating activities	(1,435,548)	(769,920)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(8,645)	-
Net cash used in investing activities	(8,645)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscribed	15,000	60,000
Proceeds from issuance of convertible secured debentures	900,000	1,223,332
Repayments of notes and loans payable	(114,510)	(17,380)
Proceeds from notes and loans payable	570,000	15,000
Repayments of notes payable-related party	(1,235)	(26,182)
Proceeds from notes payable-related party	200	-
Net cash provided from financing activities	1,369,455	1,254,770

Net increase (decrease) in cash and cash equivalents	(74,738)	484,850
Cash and cash equivalents at beginning of period	74,738	1,040
Cash and cash equivalents at end of period	$-	$485,890

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2006
(Unaudited)

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007. The accompanying unaudited condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2006.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Collectible Concepts Group, Inc. and its two wholly owned subsidiaries, Team Sports Specialties Corporation and Music Art Corporation (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At August 31, 2006 and February 28, 2006, allowance for doubtful account balance was $19,856 and $10,517, respectively.

Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. The assumed conversion of convertible debt into 191,046,766,000 common shares and 253,618,422 common shares as of August 31, 2006 and 2005, respectively, and the exercise of outstanding options and warrants to purchase 12,117,640,000 common shares and 53,218,422 common shares as of August 31, 2006 and 2005, respectively, were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for all periods presented. As of August 31, 2006, the Company does not have enough common shares available to convert all the eligible debt to shares if the debt holders elected to convert all of their notes and to issue the required number of shares of common stock to be issued per the statement of stockholders' deficiency. The Company and its attorney are currently working on the necessary actions to rectify the situation.

Non monetary/barter transactions

The Company consummated contracts whereby the Company, for product delivered, has available for usage: media, goods and services with certain restrictions and limitations collectively referred to as “trade credits”. Since collectiblity cannot be reasonably assured, the Company records these transactions as benefit is received.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2006
(Unaudited)

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Stock based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the six months ended August 31, 2006 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before February 28, 2006 and during the six months ended August 31, 2006 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006 and for the six months ended August 31, 2006.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and the reporting of a correction of an error made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company has elected to adopt SFAS 154 early and did so in their financial statements for the year ended February 28, 2006.

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

Reclassifications

Certain items in the prior period have been reclassified to conform to classifications used in the current period.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2006
(Unaudited)

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

During the three months ended August 31, 2006, the Company management preformed an evaluation of its intangible assets including the film library for purposes of determining the implied fair value of the assets at August 31, 2006. The test indicated that the recorded remaining book value of its film library exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $233,200, net of tax, or $0.00 per share during the three months ended August 31, 2006 to reduce the carrying value of the patents to $ 0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

NOTE C - CONVERTIBLE SECURED DEBENTURES

Notes payable at August 31, 2006 and February 28, 2006 are as follows:

	August 31, 2006	February 28, 2006
10% convertible debenture dated May 2000, face value of $400,000, due one year from the date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.04 or b) 25% of market value. The Company has granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)	$173,572	$258,820

12% convertible debenture dated May 28, 2002, face value of $75,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	75,000	75,000

15% convertible debenture dated November 26, 2002, face value of $250,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	250,000	250,000

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2006
(Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

August 31, 2006	February 28, 2006
15% convertible debenture dated May 15, 2003, face value of $25,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
$25,000	$25,000

15% convertible debenture dated June 20, 2003, face value of $25,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
25,000	25,000

15% convertible debenture dated July 23, 2003, face value of $25,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
25,000	25,000

15% convertible debenture dated November 14, 2003, face value of $50,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
50,000	50,000

15% convertible debenture dated January 13, 2004, face value of $50,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
$50,000	$50,000

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2006
(Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

August 31, 2006	February 28, 2006
15% convertible debenture dated February 13, 2004, face value of $25,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
25,000	25,000

15% convertible debenture March 16, 2004, face value of $100,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
100,000	100,000

15% convertible debenture dated May 28, 2004, face value of $550,000, due two years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
550,000	482,945

15% convertible debenture dated September 30, 2004, face value of $250,000, due two years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.0026 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
$239,726	$176,712

10% convertible debenture dated May 18, 2005, face value of $400,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.0016 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
171,690	104,475

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2006
(Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

	August 31, 2006	February 28, 2006
10% convertible debenture dated July 7, 2005, face value of $850,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.0016 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	326,027	183,196

2% convertible debenture dated September 29, 2005, face value of $302,597, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.0016 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	92,852	42,004

10% convertible debenture dated January 20, 2006, face value of $400,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.0016 or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	$81,461	$14,247

8% convertible debenture dated March 23, 2006, face value of $400,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.03 or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	58,813	-0-

8% convertible debenture dated May 31, 2006, face value of $500,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	42,009	-0-

	2,361,150	1,887,399
Less current portion	2,361,150	1,887,399

Long term portion	$ -0-	$ -0-

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2006
(Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors in May 2000 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.20 for five years. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.04 or b) 25% of the current market value. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of August 31, 2006, the remaining balance of these debentures of $173,572 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 28, 2002 for the issuance of an aggregate of $75,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 150,000 shares of the Company’s common stock at an exercise price $0.005 for five years. The Convertible Notes accrue interest at 12% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $75,000 in exchange for net proceeds of $75,000. As of August 31, 2006, the remaining balance of these debentures of $75,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on November 26, 2002 for the issuance of an aggregate of $250,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.0045 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of August 31, 2006, the remaining balance of these debentures of $250,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 15, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.004 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of August 31, 2006, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on June 20, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.002 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of August 31, 2006, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on July 23, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.001 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of August 31, 2006, the remaining balance of these debentures of $25,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2006
(Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on November 14, 2003 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.001 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of August 31, 2006, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on January 13, 2004 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.001 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of August 31, 2006, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on February 13, 2004 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.0015 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of August 31, 2006, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on March 16, 2004 for the issuance of an aggregate of $100,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.0015 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $100,000 in exchange for net proceeds of $100,000. As of August 31, 2006, the remaining balance of these debentures of $100,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 28, 2004 for the issuance of an aggregate of $550,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,650,000 shares of the Company’s common stock at an exercise price of $0.03 for seven years. The Convertible Notes accrue interest at 15% per annum and were due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.01 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $550,000 in exchange for net proceeds of $550,000. As of August 31, 2006, the remaining balance of these debentures of $550,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on September 30, 2004 for the issuance of an aggregate of $250,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.03 for seven years. The Convertible Notes accrue interest at 15% per annum and were due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.0026 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of August 31, 2006, the remaining balance of these debentures of $250,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2006
(Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on May 18, 2005 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 47,368,422 shares of the Company’s common stock at an exercise price of $0.0016 for five years. The Convertible Notes accrue interest at 10% per annum (current default rate of 15%) and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.0016 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of August 31, 2006, the remaining balance of these debentures of $400,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on July 7, 2005 for the issuance of an aggregate of $850,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,700,000 shares of the Company’s common stock at an exercise price of $0.0016 for five years. The Convertible Notes accrue interest at 10% per annum (current default rate of 15%) and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.0016 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $850,000 in exchange for net proceeds of $850,000. As of August 31, 2006, the remaining balance of these debentures of $850,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on September 29, 2005 for the issuance of an aggregate of $302,597 of convertible notes (“Convertible Notes”) in exchange for accrued interest due said accredited investors. The Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.0016 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $302,597 in exchange for net proceeds of $302,597. As of August 31, 2006, the remaining balance of these debentures of $302,597 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on January 20, 2006 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.002 for five years. The Convertible Notes accrue interest at 10% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.0016 or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of August 31, 2006, the remaining balance of these debentures of $400,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on March 23, 2006 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 100,000,000 shares of the Company’s common stock at an exercise price of $0.005 for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.03 or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of August 31, 2006, the remaining balance of these debentures of $400,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 31, 2006 for the issuance of an aggregate of $500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 100,000,000 shares of the Company’s common stock at an exercise price of $0.005 for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $500,000 in exchange for net proceeds of $500,000. As of August 31, 2006, the remaining balance of these debentures of $500,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2006
(Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

Due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of these debentures, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”).

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133 as follows:

•
The Company treats the full fair market value of the derivative and warrant liability on the convertible secured debentures as a discount on the debentures (limited to their face value). The excess, if any, is recorded as an increase in the derivative liability and warrant liability with a corresponding increase in Loss on adjustment of the derivative and warrant liability to fair value.

•
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

•
The expense relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included in other income in the accompanying consolidated statements of operations.

The following table summarizes the various components of the convertible debentures as of August 31, 2006 and February 28, 2006:

	August 31, 2006	February 28, 2006
Convertible debentures described above (net of conversions)	$4,451,169	$3,636,417
Less: discount	(2,090,019)	(1,749,018)
Convertible debentures as reported	$2,361,150	$1,887,399

NOTE D - CONVERTIBLE SUBORDINATED DEBENTURES

Convertible subordinated debentures as of August 31, 2006 and February 28, 2006 are as follows:

	August 31, 2006	February 28, 2006
12% convertible debenture, unsecured with a maturity of August 2001. The debenture is convertible into the Company’s common stock at $0.05 per share. The note is currently in default.	$-	$40,000

12% convertible debenture, unsecured with a maturity at August 2001. The debenture is convertible into the Company’s common stock at $0.075 per share. The note is currently in default.	-	31,800

12% convertible debenture, unsecured with an original one year maturity at May 2004. The debenture is convertible into the Company’s common stock at $0.04 or 50% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The note is currently in default	34,500	55,500
Total	34,500	127,300
Less: current portion	(34,500)	(127,300)
Long term debt	$-	$-

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2006
(Unaudited)

NOTE E - LOAN AGREEMENTS

The Company entered into an agreement with an individual investor whereby the investor agreed to provide up to $750,000 with an interest rate of 18% per annum, payable annually, maturing one year from each draw. The Company, at its option can repay the debt in cash or may elect to convert any of the loans into shares of its common stock at 75% of the closing bid of the previous day. As of August 31, 2006, the Company has borrowed $471,500, net, from this facility which is included in notes and loans payable.

NOTE F - CAPITAL STOCK

In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. For the six months ended August 31, 2006, the Company issued 89,324,664 under this provision to the third party. An additional 51,380,356 has not been issued. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital as of August 31, 2006. On February 28, 2005, ownership of the 1.603% anti-dilution agreement was sold to another company.

In March 2006, the Company amended its article of incorporation with an effective date of March 24, 2006. This amendment was to increase the number of authorized $0.001 par value common shares from 700,000,000 to 15,000,000,000. This amendment also created and authorized a new class of preferred $0.001 par value stock with 10,000,000 shares.

During the six months ended August 31, 2006, the Company issued 108,000,000 shares of common stock for $60,000 received in fiscal 2006 and 27,000,000 shares of common stock for $15,000 received in first quarter of fiscal 2007. In addition, the Company issued 143,500,000 common shares under a late issuance stock subscription provision.

During the six months ended August 31, 2006, the Company issued 588,700,000 shares of its common stock for $251,800 of services rendered.

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

During the three months ended May 31, 2006, the Company converted $92,800 of convertible subordinated debentures and $48,749 in related interest into 452,539,000 shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors (See note D) for prices below the conversion prices at date of original issuance. The Company recognized a financing cost of $39,464 on these conversions.

During the three months ended May 31, 2006, the Company converted $147,150 of notes and loans payable into 1,134,161,012 shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors. The Company recognized a financing cost of $411,917 on these conversions.

During the three months ended August 31, 2006, the Company converted $21,444 of convertible secured debentures into 688,905,384 shares of common stock having a fair value of $93,791. The conversion of debt to stock was based upon conversion prices set forth in the Securities Purchase Agreement (see Note C). The loss of $72,347 on these conversions was included in the Loss on adjustment of derivative and warrant liability to fair value.

During the three months ended August 31, 2006, the Company converted $152,500 of loans payable into 4,500,000,000 shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors. The Company recognized a financing cost of $477,500 on these conversions

On August 31, 2006, the last reported sales price of the Company’s common stock was $0.0001 per share, which is less than the $0.001 par value of our common stock. Delaware law restricts sales of unissued shares of common stock at a price less than the par value of the common stock. The purchaser of such shares may be assessed for any difference between par value and the sales price less than par value. For the six months ended August 31, 2006 the Company has issued common stock at below par value in satisfaction of debt and other obligations.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2006
(Unaudited)

NOTE G - STOCK OPTIONS

In December 2003, the Company issued 20,000,000 options to a consultant having a ten-year term. The exercise price is $0.001 for the first 5,000,000 options, $0.002 for the next 5,000,000 options, $0.003 for the next 5,000,000 options and $0.004 for the last 5,000,000 options. The only restriction is that no more than 5,000,000 options can be exercised in any one year. The total expense associated with issuing the options of $40,000 is being recognized over the earliest periods that the options may be exercised. The expense associated with these options was $1,667 and $4,167 for the six months ended August 31, 2006 and 2005, respectively.

In May 2005, the Company issued 14,000,000 options to an advisor having a three-year term. The exercise price is $0.003. As of August 31, 2006, the related agreement was canceled and options voided. .

NOTE H - COMMITMENTS AND CONTINGENCIES

Licenses

The Company has entered into various licensing agreements (the “Agreements”) for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional, minor league and college sports teams. The Agreements for the collectibles initially expired at various dates through 2004 and generally require the Company to pay a royalty of between 9% and 12% of sales, with certain minimum royalty payments required. The Company has decided not to renew royalty agreements as they pertain to college sports teams and current and future movie characters. The unpaid minimum royalty fees of $311,275 ($209,750 which are owed on non renewed agreements) related to these agreements are included in accrued expenses in the accompanying consolidated balance sheet. Royalty expense amounted to approximately $44,770 and $61,845 for the six months ended August 31, 2006 and 2005, respectively.

On February 28, 2005, the Company sold a partial interest (2.5%) in its future revenues generated under each of its National Football League (“NFL”) license (2005), its National Basketball Association (“NBA”) license in 2005-2006 and its upcoming license in 2006 with Major League Baseball (“MLB”). The agreement included a clause that would extend the partial sale of revenues to an additional year of sales under the NFL license, should the Company be unsuccessful in obtaining the MLB license. The 2.5% revenues stake was sold to a third-party company for a total of $80,000. Additionally, the purchaser assumed the rights to a 1.603% anti-dilution ownership in the Company from its previous owner, as well as all of the issued shares of common stock previously owned by that party.

In May 2005, the Company agreed to give an advisor a 5% royalty for five years for helping the Company secure the following licensing agreements, National Hockey League (“NHL”), Minor League Baseball, Arena Football and the National Basketball Association (“NBA”).

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

Payroll Related Taxes

The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The estimated liability that is included in accrued expenses was approximately $196,000 as of August 31, 2006 which includes penalties and interest.

Other Contingencies

In the normal course of business the Company is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the accompanying consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any costs that may be incurred in excess of those amounts provided as of August 31, 2006 cannot currently be determined.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2006
(Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

In fiscal 2002, a licensing company commenced a lawsuit for various causes of action for breach of contract, trademark infringement and seeking a permanent injunction precluding the Company from using any of the plaintiffs’ intellectual property. The Company consented to the entry of a permanent injunction and the parties entered into a settlement agreement, which resulted in the dismissal of the action in December 2003. However, despite the dismissal of the action, the plaintiff reserves the right to pursue monetary claims against the Company for its breach of various license agreements.

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

On May 12, 2005, the Company signed a licensing agreement with the Arena Football League, which expires on June 30, 2007. The agreement includes a 12% royalty paid on sales with no minimum royalty guarantees. The Company paid a “First Advance” of $10,000 for the rights to the license, which is included in prepaid royalties and is being amortized over the term of the agreement or until the royalties exceed the First Advance, whichever is sooner.

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

In March 2006, the Company consummated a contract whereby the Company, for product delivered, has available for usage: media, goods and services with certain restrictions and limitations collectively referred to as “trade credits”. The Company’s ability to access these trade credits has not yet been determined.

On April 30, 2006, the Company entered into a Joint Venture Agreement with Gridworks, Inc. of Elgin, Iowa. Under the agreement, a new corporation called American Sports Ventures, Inc. was formed of which the Company, Gridworks and an individual investor are shareholders with ownership percentages of 37.5%, 37.5% and 25%, respectively. Gridworks is a licensed manufacturer of wood sports collectibles. Under the terms of the agreement, the Company and the individual investor will provide the capital necessary to fund the Gridworks operations as well as all marketing and other operating expenses associated with American Sports Ventures, Inc. Gridworks will be providing its wood collectibles to American Sports Ventures at cost and the Company will be executing various marketing initiatives to sell the products. Net profits, if any, from operations will be distributed to the shareholders in accordance with their respective ownership percentage. The Company is obligated to meet certain minimum purchase requirements. American Sports Ventures, Inc. The Joint Venture has recognized no income during the current quarter, therefore the Company will recognize no income from the Joint Venture.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2006
(Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

Concentrations

For the six months ended August 31, 2006 and 2005, 59% and 87%, of the Company’s revenues were derived from its three largest customers, respectively.

For the six months ended August 31, 2006 and 2005, 96.9% and 96.0%, of the Company’s purchases were made from its 4 largest vendors, respectively.

The Company obtains a significant portion of its new borrowings from one investment group. During the six months ended August 31, 2006, the Company borrowed $900,000 from this investment group. As of August 31, 2006, a total of $4,451,169 was owed to this investment group (See Note C).

Debt Conversions

As of August 31, 2006, the Company did not have a sufficient number of authorized shares of common stock available if all of the convertible secured and convertible subordinated debenture holders decided to convert their debt into the Company’s common stock. The Company has increased the number of authorized shares to 15,000,000,000 to partly rectify the situation but a possible shortfall still exists. The provisions of the convertible secured debentures call for a 24% penalty on the amount of debt a note holder attempts to convert and if there are not enough authorized shares available to do so (See Note C with regard to the convertible secured debentures). However the convertible subordinated debenture agreements do not contain a provision to address the inability of the debt holders to convert and the possible financial effects of this are unknown (See Note D).

In the six months ended August 31, 2006, the Company recorded a discount on convertible secured debentures with a corresponding increase in the derivative and warrant liabilities.

NOTE I - RELATED PARTY TRANSACTIONS

The Company has an employment agreement with its president, who has elected to defer a portion of his salary in support of the cash needs of the Company. As of August 31, 2006 and 2005, the amount of salary deferred was $547,979 and $601,821, respectively, which is included in accrued expenses - related parties. Also $137,287 and $186,743 of accrued compensation were due to the Company’s President’s wife as of August 31, 2006 and 2005, respectively.

The Company has loans payable of $843, which are included as loans payable - related party in the accompanying consolidated balance sheet, due to a related party as of August 31, 2006. During the six months ended August 31, 2006, the Company recorded interest expense of $50 relating to loans from its president and other related parties and $39,816 in accrued interest was payable relating to these loans as of August 31, 2006, which is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE J - NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

During the six months ended August 31, 2006, the Company converted $85,248 of convertible secured debentures into 1,293,105,384 shares of common stock and a $425,614 loss on adjustment of derivative and warrant liability to fair value was recognized accordingly.

During the six months ended August 31, 2006, the Company converted $89,800 of convertible subordinated debentures and $48,749 of related interest into 452,539,000 shares of common stock and $42,464 financing cost was recognized accordingly.

During the six months ended August 31, 2006, the Company converted $299,650 of notes and loans payable into 5,634,161,012 shares of common stock and a $889,417 financing cost was recognized accordingly.

During the six months ended August 31, 2006, the Company received $376,227 in trade credits for sale of inventory included in revenue. As of August 31, 2006, the Company has reserved fully against these trade credits..

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2006
(Unaudited)

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

The accounting principles on the aforementioned transactions are currently reflected in the accompanying August 31, 2006 financial statements in accordance with SFAS 154. The necessary corrections to apply the impact to the previously issued August 31, 2005 financial statements are as follows:

Three months ended:

	August 31, 2005 financial statement balance prior to restatement	August 31, 2005 financial statement post restatement	Amount increase (decrease) in August 31, 2005 financial statements
Net loss	$(594,515)	$(13,757,920)	$(13,163,405)

Loss per share-basic and diluted	$(0.00)	$(0.02)	$(0.02)

Six months ended:

	August 31, 2005 financial statement balance prior to restatement	August 31, 2005 financial statement post restatement	Amount increase (decrease) in August 31, 2005 financial statements
Net loss	$(1,066,209)	$(15,469,073)	$(14,402,864)

Loss per share-basic and diluted	$(0.00)	$(0.02)	$(0.02)

The resulting effects on the prior period adjustments on the August 31, 2005 cash flows by area are as follows:

	August 31, 2005 financial statement balance prior to restatement	August 31, 2005 financial statement post restatement	Amount increase (decrease) in August 31, 2005 financial statements
Net cash from operating activities	$(769,920)	$(769,920)	$-

Net cash from investing activities	-	-	-

Net cash from financing activities	1,254,770	1,254,770	-

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2006
(Unaudited)

NOTE L - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the six months ended August 31, 2006, the Company had a working capital deficiency of $6,064,130, a stockholders’ deficiency of $23,850,439 a net loss of $6,571,450 and net cash used in operations of $1,435,548. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain convertible secured and convertible subordinated debentures, and notes and loans payables. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of certain convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In order to generate additional revenues and the working capital needed to continue and expand operations, the Company’s management has committed to a plan for reducing expenses, increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operations.

NOTE M - CORRECTION OF MAY 31, 2006 QUARTERLY FINANCIAL STATEMENTS

As stated in Note A - Nature of Operations and Summary of Accounting Policies, the Company recognizes the benefits derived from a barter transaction consummated in the year ended February 28, 2006 when the benefits are received since collectiblity cannot be reasonably assured. In the three months ended May 31, 2006, the Company erroneously reported the full expected future benefit of $376,227 as sales. The accompanying financial statements have been adjusted to correct the error.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management’s expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the telecommunications marketplace.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;
•	contain projections of our future results of operations or of our financial condition; and
•	state other "forward-looking" information.

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

General

We earn revenues from distributing novelty and high-end licensed sports products. These products are currently sold through gift shops, distributors, department stores, the Internet, catalogs, convenience stores, drug stores, supermarkets and a variety of retail stores.

Our new business model has evolved into a portfolio of various licenses within different sports so that we are not as effected by seasonality as we have been in the past.We have sought out and made joint ventures that have added both more licenses and more products to our line. On April 30, 2006, we entered into a joint venture agreement with Gridworks, Inc of Elgin, Iowa. Under that joint venture agreement, a new corporation named American Sports Ventures, Inc was created that will eventually hold new licenses to be added in the future. Gridworks is a licensed manufacturer of high-quality wood sports collectibles that are skillfully laser etched at their plant in Elgin. The line includes NFL footballs in several sizes, NCAA licensed basketballs, MLB baseball bats and special event items such as a Super Bowl or Worlds Series commemorative item, all made of wood. Under the terms of the agreement, Collectible Concepts Group and Nick Fegen, an investor in Gridworks, will be providing the capital necessary to fund the Gridworks operations as well as all marketing and other operating expenses associated with American Sports Ventures, Inc. Gridworks will be providing its wood collectibles to American Sports Ventures at cost.

The joint venture, American Sports Ventures, created a new website, www.sportsmemoriesinwood.com to market and sell products to the general public. In addition, American Sports Ventures made a 30 second commercial that has been airing on New York, NY and Philadelphia, PA sports stations, to attract buyers to the site. These began airing at the beginning of the NFL season and initial results are promising.

In addition, we are marketing to convenience store and supermarkets for the first time because of our new lines of NFL salt and pepper shakers and MLB and NFL three dimensional eighteen ounce drinking cups that we market under our distribution agreement with Brax3D. Our new customers include chains such as Weis Supermarkets, Giant/Eagle and Royal Farms. We hope this will be a growing area of revenues for the company in the near future.

Additionally, we expect to open either in joint ventures or as customers, twenty-five mall kiosks for this holiday season with the kiosks being open for two months, November and December. These kiosks will carry the full line of American Sports Ventures as well as Brax3D products as well as Collectible Concepts proprietary licensed products. Each kiosk will be stocked with college and professional sports team items and will concentrate on the local regional teams for that area. We anticipate opening up to 25 mall kiosks, and we currently have agreements or are finalizing agreements for the following locations: Cherry Hill, New Jersey, Willow Grove, Pennsylvania, Monmouth, New Jersey, Christiana, Delaware, Neshaminy Valley and four others in Iowa amongst others throughout the country.

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

On February 28, 2005, we sold to Alizay Consultant Limited a 2.5% interest in our future revenues generated under our NFL, NBA license in 2005-2006 and any future license in 2006 with Major League Baseball (“MLB”), if obtained. The agreement included a clause that would extend the partial sale of revenues to an additional year of sales under the NBA license, should we be unsuccessful in obtaining the MLB license. We did not obtain the MLB license, therefore Alizay will receive a 2.5% interest in the NBA revenues generated during the 2006-2007 license period.

We acquired a historical film library containing thousands of hours of sports events including, among others, boxing, baseball, football and auto racing. The asset acquisition agreement was entered into December 15, 2005 and gives us title to the entire library. The film library consists of over 5,000 hours of sporting events from the years 1948 through 1972. Additionally, there are also sports films in the library after 1972. As well, there is an old time cartoon library as well as classic movies. The film library was acquired for a purchase price of $250,000 with $50,000 paid in cash and the remainder in a note payable due five years from the acquisition date along with interest accrued at 6% per annum. As part of acquisition of the film library, we were assigned a licensing agreement whereby royalties (minimum of $50,000 per year) will be received over the next ten years, although there are questions concerning the ability of the licensee to pay such royalties. Additionally, we have entered into a Joint Marketing agreement with Back in Time TV under which we will each under which we will cross market each other’s products.

We have recently learned that there is a problem with the Back in Time Deal due to the fact that we have been notified by several licensors that the film properties were not properly owned by the Pacificap Entertainment Holdings, the company from which we purchased the library. Until this matter is clarified, we are withholding all payments due to Pacificap.

RESULTS OF OPERATIONS

SIX MONTHS ENDED AUGUST 31, 2006 COMPARED TO SIX MONTHS ENDED AUGUST 31, 2005.

Net revenue for the six months ended August 31, 2006 was $345,396 compared to $373,012 for the six months ended August 31, 2005. Net revenue for both periods consisted primarily of sales of professional and collegiate sports related products, promotional Fanbana sales and E-Bay Internet sales. The decrease in net revenue was a result of implantation of our new alliances with Brax3D and Gridworks. These alliances were not in place until May of 2006 and at this point the company`s full focus became selling these products. As with any change-over of this nature, it is taking the company resources and redirecting them, which leads to a short term revenue decrease while our inventory and marketing catch up to the company`s new direction.

Sales for the six months ended August 31, 2006 were comprised of products offered with our National Football League License and College Licenses. The National Football League license expired on March 31, 2006 and was not renewed. Instead of paying the royalties for the NFL license our self, we have decided to work with distributors who have NFL licenses to sell their products instead, we have determine that the impact, if any, on revenue will be minimal due to the change in our business strategy.

Additional revenues were also produced from the sale of products related to our special order promotional business. In addition to income from traditional sources, revenue was generated from Internet sales through E-Bay. The timely availability of product samples has become a critical element in the ability to successfully obtain orders from distributors and especially retailers who prepare product sales plans (plan-o-gram) at least six months in advance. Consumer demand for these products is most often driven directly by the initial start of a sports season and followed later by the success of individual teams. Consequently, we have missed the window of opportunity afforded us by certain of our licenses. We are constantly seeking to remedy this serious problem by raising additional working capital and, most importantly, by seeking new sourcing for our principal products that can produce samples in a timely and cost effective way to support the sales efforts.

Cost of sales for the six months ended August 31, 2006 increased by $48,456 from $338,459 for the six months ended August 31, 2005 to $386,915 for the six months ended August 31, 2006. This increase was mainly attributable to a decrease sales volume. Cost of sales as a percentage of revenues increased to 112% for the six months ended August 31, 2006 from 90.7% for the same period last year.

Cost of sales for the six months ended August 31, 2006 were comprised of costs associated with the sale of the products related to the National Football League License and College Licenses owned by our distributors. These products are contract manufactured for us by both domestic and foreign companies to specifications developed by us and approved by the various licensors. We do not feel this places us at risk for filling future orders on a timely basis because we have developed relationships with alternate suppliers for most of our products. Several of our manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs we would incur if the product was first shipped to our location. We also feels we are not at risk for any currency fluctuations in our dealing with our foreign manufacturers since all orders are based on U.S. dollars and we do not have any long term purchase commitments.

Selling and administrative expenses for the six months ended August 31, 2006 increased to $1,195,446 from $641,186 for the same period the previous year. The increase in selling and administrative expenses were mainly a result of increases sales for the period. For the six months ended August 31, 2006 we incurred $251,800 in non cash services through the issuance of common stock.

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

We incurred interest expense of $837,629 for the six months ended August 31, 2006 as compared to $624,579 for the same period the previous year due to increased borrowings and the debt accretion related to the application of SFAS 133. The accretion of debt calculation added $600,621 and $298,532 of interest expense respectively for the six months ended August 31, 2006 and August 31, 2005, respectively.

For the six months ended August 31, 2006, we incurred a non-cash loss in adjusting the fair value of the debenture and related warrant derivatives relating to the convertible debentures of $2,902,791 as compared with $14,241,638 during the prior year.

As a result of the above, we had a net loss of $6,571,450 for the six months ended August 31, 2006 as compared to a net loss of $15,469,073 for the same period last year.

THREE MONTHS ENDED AUGUST 31, 2006 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2005.

Net revenue for the three months ended August 31, 2006 was $277,828 compared to $357,980 for the three months ended August 31, 2005. Net revenue for both periods consisted primarily of sales of professional and collegiate sports related products, promotional Fanbana sales and E-Bay Internet sales. The decrease in net revenue was a result of total sales focus on retail to be prepared for the upcoming 2006 holiday season as compared to a large amount of promotional sales for the three months ended August 31, 2005.

Sales for the three months ended August 31, 2006 decreased from the three months ended August 31, 2005 due to a decrease in promotional sales. Sales of non-promotional items were $272,096 for the three months ended August 31, 2006 as compared to $37,930 for the three months ended August 31, 2005.

Cost of sales for the three months ended August 31, 2006 decreased by $73,848 from $316,525 for the three months ended August 31, 2005 to $242,677 for the three months ended August 31, 2006. This decrease was mainly attributable the decrease in extraordinary shipping cost incurred for delivery of promotional products which was caused by manufacturing delays. Cost of sales as a percentage of revenues decreased to 87.3% for the three months ended August 31, 2006 from 88.4% for the same period last year.

Cost of sales for the three months ended August 31, 2006 were comprised of costs associated with the sale of the products related to the National Football League License and College Licenses. These products are contract manufactured for us by both domestic and foreign companies to specifications developed by us and approved by the various licensors. We do not feel this places us at risk for filling future orders on a timely basis because we have developed relationships with alternate suppliers for most of our products. Several of our manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs we would incur if the product was first shipped to our location. We also feels we are not at risk for any currency fluctuations in our dealing with our foreign manufacturers since all orders are based on U.S. dollars and we do not have any long term purchase commitments.

Selling and administrative expenses for the three months ended August 31, 2006 increased to $471,797 from $350,548 for the same period the previous year.

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

We incurred interest expense of $428,623 for the three months ended August 31, 2006 as compared to $393,920 for the same period the previous year due to increased borrowings and the debt accretion related to the application of SFAS 133. The accretion of debt calculation added $361,392 and $177,907 of interest expense respectively for the three months ended August 31, 2006 and August 31, 2005, respectively.

For the three months ended August 31, 2006, we incurred a non-cash gain/(loss) in adjusting the fair value of the debenture and related warrant derivatives relating to the convertible debentures of $169,701 as compared with ($13,061,172) during the prior year.

As a result of the above, we had a net loss of $1,474,838 for the three months ended August 31, 2006 as compared to a net loss of $13,757,920 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2006, we had a working capital deficiency of $6,064,129. The working capital deficit as of August 31, 2006 is a direct result of the unprofitable operations for prior years as well as for the past three months ended August 31, 2006 that resulted in cash used in operating activities of $1,435,548. We had an ending cash balance of $0 at August 31, 2006. As such, we need to raise additional capital to continue operations for the within the next twelve months. We currently do not have any commitments for additional capital, and no assurances that capital will be available on terms acceptable to us, or at all.

We have financed our losses through private sales of debt securities and the issuance of stock for services. During the six months ended August 31, 2006, we received the following capital infusions: $900,000 from issuance of secured convertible debentures, $570,000 from notes and loans payable and $15,000 from the issuance of common stock.

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

As of August 31, 2006, we had $769,192 in outstanding notes and loans payable, (of which $843 is due to related parties), $34,500 in convertible subordinated debentures and $2,361,150 in outstanding convertible secured debentures. As of August 31, 2006, we had $2,915,920 in accounts payable, accrued expenses, accrued payroll, accrued royalties and related taxes. (Some of the accrued expenses are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. We are currently making payments on our current federal payroll tax obligations as well as monthly payments for these prior obligations). We have been able to operate based on deferring vendor and employee payments, deferring interest and debt repayments and obtaining additional borrowings and proceeds from equity. However, there is no guarantee that we will continue to be successful with respect to these actions. Furthermore, there can be no assurances that we will be able to obtain the necessary funding to finance our operations or grow revenue in sufficient amounts to fund our operating expenses.

Our independent auditors have issued a going concern paragraph in their opinion on our consolidated financial statements for the fiscal year ended February 28, 2006 that states there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.

To obtain funding for its ongoing operations, the Company has entered into Securities Purchase Agreements with several accredited investors, on the following dates for the sale of secured convertible notes and warrants:

Transaction Date	Secured Convertible Notes Sold	Interest Rate	Conversion Price	Warrants

May 2000	$400,000 ($173,572 remaining)	10%	$0.04 or 25% of market value	4,000,000
May 28, 2002	$75,000	12%	$.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	150,000
November 26, 2002	$250,000	15%	$.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500,000
May 15, 2003	$25,000	15%	$.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	50,000
June 20, 2003	$25,000	15%	$.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	50,000
July 23, 2003	$25,000	15%	$.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	50,000
November 14, 2003	$50,000	15%	$.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	100,000
January 13, 2004	$50,000	15%	$.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	100,000
February 13, 2004	$25,000	15%	$.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	50,000

March 16, 2004	$100,000	15%	$.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	200,000
May 28, 2004	$550,000	15%	$.01 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,650,000
September 30, 2004	$250,000	15%	$.0026 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,250,000
May 18, 2005	$400,000	10%	$.0016 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	47,368,422
July 7, 2005	$850,000	10%	$.0016 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,700,000
September 29, 2005	$302,597	2%	$0.0016 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	-0-
January 20, 2006	$400,000	10%	$0.0016 or 20% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	400,000
March 23, 2006	$400,000	8%	$0.03 or 20% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	100,000,000
May 31, 2006	$500,000	8%	$0.03 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	100,000,000

The secured convertible notes bear interest as described above, typically mature one to three years from the date of issuance or one to three years from when we are in compliance with the terms of the securities purchase agreements, and are convertible into our common stock, at the investors' option, on the terms as described above. As of October 11, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over the Counter Bulletin Board was $.0001 and, therefore, the conversion price for the secured convertible notes was $.000025 at 25% or $.00002 at 20%. Based on this conversion price, the $4,463,725 in secured convertible notes remaining, excluding interest, would convert into 186,549,000,000 shares of our common stock. If the price of our common stock should decrease, we will be required to issue substantially more shares, which will cause dilution to our existing stockholders. There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

Earlier this year, we increased the number of authorized shares of common stock to 15,000,000,000, but this is still not a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible secured debentures into our common stock. We are working on rectifying the situation. The provisions of the debt instruments call for a 24% penalty on the amount of debt owed if a noteholder attempts to convert and there are not enough authorized shares available.

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

Accounts Receivable: We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of August 31, 2006, we had an allowance for bad debts of $19,856. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

Realizability of Inventory Values: We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. As of August 31, 2006, we had inventory of $508,943 on hand.

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

Derivative Valuations: In accordance with SFAS 133, we are required to estimate the fair value of any embedded derivatives and detachable warrants relating to our secured convertible debentures. These estimates require significant assumptions and management judgment which may affect the amounts reported throughout the financial statements. This resulted in the Company recognizing expense of $2,902,791 and $14,241,638 for the six months ended August 31, 2006 and 2005, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company adopted SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company did not have an impact from this revised standard or any significant impact on the Company’s results of operations.

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

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of August 31, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended August 31, 2006, we issued 588,700,000 shares for various services rendered.including 326,000,000 shares to Paul Lipschutz and 101,000,000 shares to Jay Lipschutz for their services as officers and directors. In addition, the following shares were issued for financial consulting services: Richard Day - 2,000,000 shares, Robert Orr - 4,000,000 shares, Ken Volstad - 16,000,000 shares, and Ray Maiwurm - 111,400,000 shares. The following shares were issued for sales consultant services: Pat O’Connell - 10,000,000 shares, Mathew Segal - 10,000,000 shares, Steven Kaufman - 5,000,000 shares, Martin Uniacke - 2,500,000 shares, Terry Macioge - 600,000 shares and William Gardner - 200,000 shares.

The Company relied upon the exemption provided in Section 4(2) of the Securities Act of 1933 in connection with above-referenced transactions. The Company relied on Section 4(2) with respect to these transactions as no public solicitation was employed, the shares bore restrictive legends, and the acquirers of the shares had access to the information which would be contained in the Registration Statement and had sufficient sophistication so as not to require the protection afforded by the Registration under the Securities Act. Each of the purchasers of the Company’s securities was given the opportunity to ask question of and received answers from Company management. No commission or other remuneration was paid or given in connection with the offer and sale of the securities.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on all of its convertible secured debentures that the Company has issued, in the total amount of $4,451,169. The Company is also currently in default on interest payments owed on these secured convertible debentures. As a result of these defaults, the Company is obligated to pay interest and certain other amounts. The Company does not have the capital resources to pay the amounts required. The debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The debentures are secured substantially by all of the Company's assets.

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

COLLECTIBLE CONCEPTS GROUP, INC.

Date: October 20, 2006	By:	/s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz Chief Executive Officer (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer