Form 10QSB
period 2006-11-30
COLLECTIBLE CONCEPTS GROUP INC
filed 2007-01-16
CIK 1106946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2006

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

________________________________________________________
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
Yes ☐ No ☒

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:  347,275,928 shares issued and outstanding as of January 10, 2007.

COLLECTIBLE CONCEPTS GROUP, INC.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	February 28,
	2006	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$74,738
Accounts receivable, net of allowance of $31,133 and $10,517, respectively	156,454	57,835
Inventories, net of allowance of $50,000 and $-0-	473,663	189,844
Prepaid interest	-	20,625
Prepaid royalties	24,401	62,416
Other prepaid expenses	100	2,865
Total current assets	654,618	408,323

Property and equipment, net	7,886	1,130

Other assets:
Film library, net	-	245,800
Trade credits	-	-
Trademarks	1,300	1,300
Deposits	3,200	3,200
Total other assets	4,500	250,300

TOTAL ASSETS	$667,006	$659,753

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft	$13,156	$-
Accounts payable and accrued expenses	3,187,015	2,898,725
Accrued expenses, related party	-	744,513
Notes and loans payable	823,349	483,459
Loans payable, related party	3,111	1,878
Convertible subordinated debentures	34,500	127,300
Convertible secured debentures	2,604,589	1,887,399
Total current liabilities	6,665,720	6,143,274

Long term debt, less current maturities
Notes payable	200,000	200,000
Derivative liability related to convertible debentures	16,991,000	13,743,000
Warrant liability related to convertible debentures	25,353	53,569
Total long term liabilities	17,216,353	13,996,569
Total liabilities	23,882,073	20,139,843

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, Series A; par value $0.001 per share; 1,000,000 shares authorized, 1,000,000 and -0- issued and outstanding, respectively	1,000	-
Common stock, par value $0.00001 per share; 10,000,000,000 shares authorized, 99,860,251 and 6,996,950 issued and outstanding, respectively (Note F)	999	70
Common stock to be issued, 1,200,569 and 3,135,738, respectively (Note F)	91,279	149,714
Common stock subscription	-	15,000
Subscription receivable	-	(15,000)
Additional paid in capital (Note F)	17,814,842	14,806,739
Deferred equity based expense	-	(40,000)
Accumulated deficit	(41,123,187)	(34,396,613)
Total deficiency in stockholders' equity	(23,215,067)	(19,480,090)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$667,006	$659,753

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended November 30,		Nine months ended November 30,
	2006	2005	2006	2005
		Restated-See Note K		Restated-See Note K
REVENUES:
Net sales	$291,495	$109,392	$636,891	$482,404
Cost of sales	249,893	41,898	636,808	380,357
Gross profit (loss)	$41,602	67,494	83	102,047

OPERATING EXPENSES
Selling and administrative	323,259	357,694	1,518,705	998,880
Impairment loss	-	-	233,200	-
Depreciation and amortization	664	846	14,489	4,069
Total operating expenses	323,923	358,540	1,766,394	1,002,949

LOSS FROM OPERATIONS	(282,321)	(291,046)	(1,766,311)	(900,902)

Other income (expense)	-	8,959	9,785	15,959
Financing costs related to conversion of convertible debt	(86,100)	-	(1,442,926)	-
Gain (loss) on adjustment of derivative and warrant liability to fair value	583,007	9,818,523	(2,319,784)	(4,423,115)
Interest expense	(369,710)	(337,759)	(1,207,339)	(962,338)

Net Income (loss) before income taxes	(155,123)	9,198,677	(6,726,574)	(6,270,396)

Income taxes	-	-	-	-

NET INCOME (LOSS)	$(155,123)	$9,198,677	$(6,726,574)	$(6,270,396)

Net income (loss) per common shares outstanding (basic)	$(0.00)	$1.31	$(0.08)	$(0.90)

Net income (loss) per common shares outstanding (fully diluted) (Note A)	N/A	Note A	N/A	N/A

Weighted average common shares outstanding (basic and diluted) (Note F)	93,868,403	6,996,950	83,528,883	6,996,950

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED NOVEMBER 30, 2006
(unaudited)

					Common stock		Common	Additional		Deferred
	Preferred	Stock	Common	Stock	to be issued:		Stock	Paid in	Subscription	Equity based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription	Capital	Receivable	Compensation	Deficit	Total
Balance as of February 28, 2006 (Note F)		$-	6,996,950	$70	3,135,738	$149,714	$15,000	$14,806,739	$(15,000)	$(40,000)	$(34,396,613)	$(19,480,090)
Conversion of secured convertible debentures to common stock			14,431,054	144				526,547				526,691
Conversion of subordinated convertible debentures to common stock and interest to common stock			4,525,390	45				180,968				181,013
Conversion of notes and loans payable to common stock			65,341,610	654				1,288,415				1,289,069
Amortization of deferred compensation expenses										40,000		40,000
Common stock issued for services rendered			4,887,000	49				221,751				221,800
Cash received on subscription			270,000	3			(15,000)	14,997	15,000			15,000
Common stock issued for subscribed shares			1,080,000	11	(1,080,000)	(60,000)		59,989				-
Common stock issued under late issuance stock subscription provisions			1,435,000	14	(1,435,000)			(14)				-
Common stock to be issued for anti-dilution note provisions					1,473,078	16,689		(16,689)				-
Common stock issued for anti-dilution note provisions			893,247	9	(893,247)	(15,124)		15,115				-
Fair value of options issued								3,100				3,100
Conversion of loans payable to preferred stock	1,000,000	1,000	-	-	-	-	-	713,924	-	-	-	714,924
Net loss											(6,726,574)	(6,726,574)
Balance at November 30, 2006	1,000,000	$1,000	99,860,251	$999	1,200,569	$91,279	$-	$17,814,842	$-	$-	$(41,123,187)	$(23,215,068)

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended November 30,
	2006	2005
		Restated-See note K
Net loss	$(6,726,574)	$(6,270,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,489	4,069
Provision for bad debt expense	9,298	-
Provision for trade credit allowance	376,227	-
Impairment of film liabrary	233,200	-
Common stock issued in connection with services rendered, net of cancellations	221,800	41,987
Common stock issued in connection with anti-dilution note provisions	20,262	-
Options issued for services rendered	3,100	-
Debt forgiveness	-	(15,959)
Amortization of deferred equity based expense	40,000	-
Accretion of convertible notes payable	806,338	486,475
Loss on conversion of notes and loans payable	902,418	-
Loss on conversion of secured convertible debt	497,545	319,413
Loss on conversion subordinate debt and interest	42,463	-
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities	2,319,784	4,423,115
(Increase) decrease in:
Accounts receivable	(107,917)	(19,949)
Loans receivable	-	1,245
Trade credits	(376,227)	-
Inventories	(249,294)	(99,940)
Prepaid interest	20,625	-
Prepaid royalties	37,916	(109,506)
Other prepaid expenses	2,765	-
Increase (decrease) in:
Cash overdraft	13,156	-
Accounts payable and accrued expenses	377,810	151,507
Net cash used in operating activities	(1,520,816)	(1,087,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(8,645)	-
Net cash used in investing activities	(8,645)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscribed	15,000	60,000
Proceeds from issuance of convertible secured debentures	900,000	1,223,332
Repayments of notes and loans payable	(131,510)	(22,497)
Proceeds from notes and loans payable	670,000	15,000
Repayments of notes payable-related party	(1,235)	(32,619)
Proceeds from notes payable-related party	2,468	-
Net cash provided from financing activities	1,454,723	1,243,216

Net (decrease) increase in cash and cash equivalents	(74,738)	155,277
Cash and cash equivalents at beginning of period	74,738	1,040
Cash and cash equivalents at end of period	$-	$156,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
(Unaudited)

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007. The accompanying unaudited condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2006.

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

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At November 30, 2006 and February 28, 2006, allowance for doubtful account balance was $31,133 and $10,517, respectively.

Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. The assumed conversion of convertible debt into 19,104,177 common shares and 2,536,184 common shares as of November 30, 2006 and 2005, respectively, and the exercise of outstanding options and warrants to purchase 121,176,400 common shares and 532,184 common shares as of November 30, 2006 and 2005, respectively, were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for all periods presented-See Note F. As of November 30, 2006, the Company does not have enough common shares available to convert all the eligible debt to shares if the debt holders elected to convert all of their notes and to issue the required number of shares of common stock to be issued per the statement of stockholders' deficiency. The Company and its attorney are currently working on the necessary actions to rectify the situation.

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). For the three months ended November 30, 2005, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
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

Stock based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the nine months ended November 30, 2006 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before February 28, 2006 and during the nine months ended November 30, 2006 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006 and for the nine months ended November 30, 2006.

Accounting for investments

As more fully described in Note H, the Company owns 37.5% of American Sports Venture, a Joint Venture operation. The Company accounts for their investment using the Equity method of accounting. For the nine months ended November 30, 2006 and 2005, the Joint Venture did not recognize any income or loss requiring the Company to record its pro-rata portion.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
(Unaudited)

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

Reclassifications

Certain items in the prior period have been reclassified to conform to classifications used in the current period.

NOTE B - FILM LIBRARY

The Company acquired a historical film library containing thousands of hours of sports events including boxing, baseball, football and auto racing along with others. The asset acquisition agreement made December 15, 2005 gives the Company title to the entire library. The Film library consists of over 5,000 hours of sporting events from the years 1948 - 1972; there are also additional sports films in the library after 1972 in addition there is an old time cartoon library as well as classic movies. The film library was acquired for a purchase price of $250,000 with $50,000 paid in cash and the remainder due five years from the date of the note along with interest accrued at 6% per annum. As part of acquisition of the film library, the Company was assigned a licensing agreement whereby royalties (minimum of $50,000 per year) will be received over the next ten years. Since collectiblity cannot be reasonably assured, the Company has not recorded revenue from the licensing agreement. Additionally, the Company has been notified by certain licensees that the rights may not have been properly acquired from the seller. The matter is currently under review by management.

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

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
(Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES

Notes payable at November 30, 2006 and February 28, 2006 are as follows:

	November 30, 2006	February 28, 2006
10% convertible debenture dated May 2000, face value of $400,000, due one year from the date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $4.00 (See Note F) or b) 25% of market value. The Company has granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)	$169,672	$258,820

12% convertible debenture dated May 28, 2002, face value of $75,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	75,000	75,000

15% convertible debenture dated November 26, 2002, face value of $250,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	250,000	250,000

15% convertible debenture dated May 15, 2003, face value of $25,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	25,000	25,000

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
(Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

November 30, 2006	February 28, 2006

15% convertible debenture dated June 20, 2003, face value of $25,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
25,000	25,000

15% convertible debenture dated July 23, 2003, face value of $25,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
25,000	25,000

15% convertible debenture dated November 14, 2003, face value of $50,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
50,000	50,000

15% convertible debenture dated January 13, 2004, face value of $50,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
$50,000	$50,000

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
(Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

November 30, 2006	February 28, 2006

15% convertible debenture dated February 13, 2004, face value of $25,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
25,000	25,000

15% convertible debenture March 16, 2004, face value of $100,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
100,000	100,000

15% convertible debenture dated May 28, 2004, face value of $550,000, due two years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
550,000	482,945

15% convertible debenture dated September 30, 2004, face value of $250,000, due two years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.26 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
250,000	176,712

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
(Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

November 30, 2006	February 28, 2006
10% convertible debenture dated May 18, 2005, face value of $400,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.16 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
$204,932	$104,475

10% convertible debenture dated July 7, 2005, face value of $850,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.16 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
396,667	183,196

2% convertible debenture dated September 29, 2005, face value of $302,597, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.16 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
117,999	42,004

10% convertible debenture dated January 20, 2006, face value of $400,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.16 (See Note F) or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
114,703	14,247

8% convertible debenture dated March 23, 2006, face value of $400,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $3.00 (See Note F) or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
$92,055	$-

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
(Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

	November 30, 2006	February 28, 2006

8% convertible debenture dated May 31, 2006, face value of $500,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $3.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	83,561	-0-

	2,604,589	1,887,399
Less current portion	2,604,589	1,887,399

Long term portion	$-0-	$-0-

The Company entered into a Securities Purchase Agreement with accredited investors in May 2000 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 40,000 shares (See Note F) of the Company’s common stock at an exercise price of $20.00 (See Note F) for five years. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $4.00 (See Note F) or b) 25% of the current market value. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of November 30, 2006, the remaining balance of these debentures of $169,672 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 28, 2002 for the issuance of an aggregate of $75,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,500 shares (See Note F) of the Company’s common stock at an exercise price $0.50 (See Note F) for five years. The Convertible Notes accrue interest at 12% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $75,000 in exchange for net proceeds of $75,000. As of November 30, 2006, the remaining balance of these debentures of $75,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on November 26, 2002 for the issuance of an aggregate of $250,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 5,000 shares (See Note F) of the Company’s common stock at an exercise price of $0.45 (See Note F) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of November 30, 2006, the remaining balance of these debentures of $250,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
(Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on May 15, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares (See Note F) of the Company’s common stock at an exercise price of $0.40 (See Note F) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of November 30, 2006, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on June 20, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares (See Note F) of the Company’s common stock at an exercise price of $0.20 (See Note F) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of November 30, 2006, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on July 23, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares of the Company’s common stock at an exercise price of $0.10 (See Note F) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of November 30, 2006, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on November 14, 2003 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000 shares (See Note F) of the Company’s common stock at an exercise price of $0.10 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of November 30, 2006, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on January 13, 2004 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000 shares (See Note F) of the Company’s common stock at an exercise price of $0.10 (See Note F) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of November 30, 2006, the remaining balance of these debentures of $50,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
(Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on February 13, 2004 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares (See Note F) of the Company’s common stock at an exercise price of $0.15 (See Note F) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of November 30, 2006, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on March 16, 2004 for the issuance of an aggregate of $100,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 2,000 shares (See Note F) of the Company’s common stock at an exercise price of $0.15 (See Note F) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $100,000 in exchange for net proceeds of $100,000. As of November 30, 2006, the remaining balance of these debentures of $100,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 28, 2004 for the issuance of an aggregate of $550,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 16,500 shares (See Note F) of the Company’s common stock at an exercise price of $3.00 for seven years. The Convertible Notes accrue interest at 15% per annum and were due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $550,000 in exchange for net proceeds of $550,000. As of November 30, 2006, the remaining balance of these debentures of $550,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on September 30, 2004 for the issuance of an aggregate of $250,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 12,500 shares (See Note F) of the Company’s common stock at an exercise price of $3.00 for seven years. The Convertible Notes accrue interest at 15% per annum and were due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.26 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of November 30, 2006, the remaining balance of these debentures of $250,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 18, 2005 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 473,684 shares (See Note F) of the Company’s common stock at an exercise price of $0.16 (See Note F) for five years. The Convertible Notes accrue interest at 10% per annum (current default rate of 15%) and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of November 30, 2006, the remaining balance of these debentures of $400,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
(Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on July 7, 2005 for the issuance of an aggregate of $850,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 17,000 shares (See Note F) of the Company’s common stock at an exercise price of $0.16 (See Note F) for five years. The Convertible Notes accrue interest at 10% per annum (current default rate of 15%) and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $850,000 in exchange for net proceeds of $850,000. As of November 30, 2006, the remaining balance of these debentures of $850,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on September 29, 2005 for the issuance of an aggregate of $302,597 of convertible notes (“Convertible Notes”) in exchange for accrued interest due said accredited investors. The Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $302,597 in exchange for net proceeds of $302,597. As of November 30, 2006, the remaining balance of these debentures of $302,597 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on January 20, 2006 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 4,000 shares (See Note F) of the Company’s common stock at an exercise price of $0.20 (See Note F) for five years. The Convertible Notes accrue interest at 10% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note F) or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of November 30, 2006, the remaining balance of these debentures of $400,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on March 23, 2006 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000,000 shares (See Note F) of the Company’s common stock at an exercise price of $0.50 (See Note F) for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $3.00 (See Note F) or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of November 30, 2006, the remaining balance of these debentures of $400,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 31, 2006 for the issuance of an aggregate of $500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000,000 shares (See Note F) of the Company’s common stock at an exercise price of $0.50 (See Note F) for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $3.00 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $500,000 in exchange for net proceeds of $500,000. As of November 30, 2006, the remaining balance of these debentures of $500,000 is still unpaid and in default.

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
As of November 30, 2006
(Unaudited)

NOTE C - CONVERTIBLE SECURED DEBENTURES (continued)

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

The following table summarizes the various components of the convertible debentures as of November 30, 2006 and February 28, 2006:

	November 30, 2006	February 28, 2006
Convertible debentures described above (net of conversions)	$4,447,269	$3,636,417
Less: discount	(1,842,680)	(1,749,018)
Convertible debentures as reported	$2,604,589	$1,887,399

NOTE D - CONVERTIBLE SUBORDINATED DEBENTURES

Convertible subordinated debentures as of November 30, 2006 and February 28, 2006 are as follows:

	November 30, 2006	February 28, 2006
12% convertible debenture, unsecured with a maturity of August 2001. The debenture is convertible into the Company’s common stock at $5.00 (See Note F) per share. The note is currently in default.	$-	$40,000

12% convertible debenture, unsecured with a maturity at August 2001. The debenture is convertible into the Company’s common stock at $7.50 (See Note F) per share. The note is currently in default.	-	31,800

12% convertible debenture, unsecured with an original one year maturity at May 2004. The debenture is convertible into the Company’s common stock at $4.00 (See Note F) or 50% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The note is currently in default	34,500	55,500
Total	34,500	127,300
Less: current portion	(34,500)	(127,300)
Long term debt	$-	$-

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
(Unaudited)

NOTE E - LOAN AGREEMENTS

The Company entered into an agreement with an individual investor whereby the investor agreed to provide up to $750,000 with an interest rate of 18% per annum, payable annually, maturing one year from each draw. The Company, at its option can repay the debt in cash or may elect to convert any of the loans into shares of its common stock at 75% of the closing bid of the previous day. As of November 30, 2006, the Company has borrowed $536,500, net, from this facility which is included in notes and loans payable.

NOTE F - CAPITAL STOCK

Series A - Convertible Preferred Stock

On September 4, 2006, the Company filed a Certificate of Designation creating a $0.001 par value Series A Convertible Preferred Stock for 1,000,000 shares.

The holders of record of the Series A Convertible Preferred stock shall have the right, at their option, at any time subsequent to the date on which the Closing Bid Price of the Company’s common stock is at least $0.05 (See Note F), to convert any or all of such holder’s shares of Series A Convertible Preferred stock into such number of fully paid and non-assessable shares of the Company’s common stock equal to the number of shares of Series A - Convertible Preferred stock multiplied by 20 (See Note F).

The holders of the Series shall have the right to vote, separately, in person or by proxy, at a special or annual meeting of the shareholders, on all matters voted on by the holders of the Common Stock voting together as a single class with other shares entitled to vote. With respect to any such vote, each share of Series A Preferred Stock shall entitle the holder at cast 60 (See Note F) votes per share of Series A Preferred stock.

The Series A Preferred Stock shall, with respect to distributions of assets and rights upon the occurrence of a Liquidation rank (i) senior to all classes of common stock of the Company and (ii) senior to each other class of Capital Stock of the Company hereafter created with does not expressly rank pari passu or senior to the Series A Preferred Stock.

The Series A Preferred Stock shall not be redeemed or subject to redemption, whether by option of the Company or any holder thereof, or otherwise.

The holders of record of the Series A Convertible Preferred shall be entitled to share in any cash dividends or distributions that my be declared and paid on the Common Stock on a pro rata basis as if the holders had been converted into shares of Common Stock.

Common Stock

On December 14, 2006, the Company affected a one-for-one hundred reverse stock split of it authorized and outstanding shares of common stock, $0.001 par value. Total authorized shares were reduced from 15,000,000,000 to 10,000,000,000 shares and the par value was changed from $0.001 to $0.00001 per share. All references in the financial statements and notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split and change in par value. The Company has restated 99,860,251 and 6,996,950 shares of common stock issued and outstanding as of November 30, 2006 and February 28, 2006, respectively.

In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. For the nine months ended November 30, 2006, the Company issued 893,247 (See above) under this provision to the third party. An additional 668,569 (See above) has not been issued. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital as of November 30, 2006. On February 28, 2005, ownership of the 1.603% anti-dilution agreement was sold to another company.

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

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
(Unaudited)

NOTE F - CAPITAL STOCK (continued)

During the nine months ended November 30, 2006, the Company issued 1,080,000 (See above) shares of common stock for $60,000 received in fiscal 2006 and 270,000 (See above) shares of common stock for $15,000 received in first quarter of fiscal 2007. In addition, the Company issued 1,435,000 (See above) common shares under a late issuance stock subscription provision.

During the nine months ended November 30, 2006, the Company issued 4,887,000 (See above) shares of its common stock for $221,800 of services rendered.

During the three months ended May 31, 2006, the Company converted $63,804 of convertible secured debentures into 6,042,000 (See above) shares of common stock having a fair value of $417,071. The conversion of debt to stock was based upon conversion prices set forth in the Securities Purchase Agreement (see Note C). The loss of $353,267 on these conversions was included in the Loss on adjustment of derivative and warrant liability to fair value.

During the three months ended May 31, 2006, the Company converted $89,800 of convertible subordinated debentures and $48,749 in related interest into 4,525,390 (See above) shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors (See note D) for prices below the conversion prices at date of original issuance. The Company recognized a financing cost of $42,464 on these conversions.

During the three months ended May 31, 2006, the Company converted $147,150 of notes and loans payable into 11,341,610 (See above) shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors. The Company recognized a financing cost of $411,917 on these conversions.

During the three months ended August 31, 2006, the Company converted $152,500 of loans payable into 45,000,000 (See above) shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors. The Company recognized a financing cost of $477,500 on these conversions

During the three months ended August 31, 2006, the Company converted $21,444 of convertible secured debentures into 6,889,054 (See above) shares of common stock having a fair value of $93,791. The conversion of debt to stock was based upon conversion prices set forth in the Securities Purchase Agreement (see Note C). The loss of $72,347 on these conversions was included in the Loss on adjustment of derivative and warrant liability to fair value.

During the three months ended November 30, 2006, the Company converted $25,000 of loans payable into 9,000,000 (See above) shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors. The Company recognized a financing cost of $75,000 on these conversions

During the three months ended November 30, 2006, the Company converted $3,900 of convertible secured debentures into 1,500,000 (See above) shares of common stock having a fair value of $15,000. The conversion of debt to stock was based upon conversion prices set forth in the Securities Purchase Agreement (see Note C). The loss of $11,100 on these conversions was included in the Loss on adjustment of derivative and warrant liability to fair value.

NOTE G - STOCK OPTIONS

In December 2003, the Company issued 200,000 (See Note F) options to a consultant having a ten-year term. The exercise price is $0.10 (See Note F) for the first 50,000 (See Note F) options, $0.20 (See Note F) for the next 50,000 (See Note F) options, $0.30 (See Note F) for the next 50,000 (See Note F) options and $0.40 (See Note F) for the last 50,000(See Note F) options. The only restriction is that no more than 50.000 (See Note F) options can be exercised in any one year. The total expense associated with issuing the options of $40,000 is being recognized over the earliest periods that the options may be exercised. The expense associated with these options were $2,500 and $5,000 for the nine months ended November 30, 2006 and 2005, respectively.

In May 2005, the Company issued 14,000,000 options to an advisor having a three-year term. The exercise price is $0.30 (See Note F). As of November 30, 2006, the related agreement was canceled and options voided.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
(Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES

Licenses

The Company has entered into various licensing agreements (the “Agreements”) for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional, minor league and college sports teams. The Agreements for the collectibles initially expired at various dates through 2004 and generally require the Company to pay a royalty of between 9% and 12% of sales, with certain minimum royalty payments required. The Company has decided not to renew royalty agreements as they pertain to college sports teams and current and future movie characters. The unpaid minimum royalty fees of $310,390 ($209,750 which are owed on non renewed agreements) related to these agreements are included in accrued expenses in the accompanying consolidated balance sheet. Royalty expense amounted to approximately $50,990 and $109,513 for the nine months ended November 30, 2006 and 2005, respectively.

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

Payroll Related Taxes

The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The estimated liability that is included in accrued expenses was approximately $196,000 as of November 30, 2006 which includes penalties and interest.

Other Contingencies

In the normal course of business the Company is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the accompanying consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any costs that may be incurred in excess of those amounts provided as of November 30, 2006 cannot currently be determined.

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
As of November 30, 2006
(Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

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

On April 30, 2006, the Company entered into a Joint Venture Agreement with Gridworks, Inc. of Elgin, Iowa. Under the agreement, a new corporation called American Sports Ventures, Inc. was formed of which the Company, Gridworks and an individual investor are shareholders with ownership percentages of 37.5%, 37.5% and 25%, respectively. Gridworks is a licensed manufacturer of wood sports collectibles. Under the terms of the agreement, the Company and the individual investor will provide the capital necessary to fund the Gridworks operations as well as all marketing and other operating expenses associated with American Sports Ventures, Inc. Gridworks will be providing its wood collectibles to American Sports Ventures at cost and the Company will be executing various marketing initiatives to sell the products. Net profits, if any, from operations will be distributed to the shareholders in accordance with their respective ownership percentage. The Company is obligated to meet certain minimum purchase requirements. American Sports Ventures, Inc. The Joint Venture has recognized no income during the current quarter; therefore the Company will recognize no income from the Joint Venture.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
(Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

Concentrations

For the nine months ended November 30, 2006 and 2005, 24% and 78%, of the Company’s revenues were derived from its three largest customers, respectively.

For the nine months ended November 30, 2006 and 2005, 89.77% and 80%, of the Company’s purchases were made from its 3 largest vendors, respectively, of which 30% of the total 2006 purchases were from American Sports Venture, Inc., a related party (See Note H).

The Company obtains a significant portion of its new borrowings from one investment group. During the nine months ended November 30, 2006, the Company borrowed $900,000 from this investment group. As of November 30, 2006, a total of $4,447,269 was owed to this investment group (See Note C).

Debt Conversions

As of November 30, 2006, the Company did not have a sufficient number of authorized shares of common stock available if all of the convertible secured and convertible subordinated debenture holders decided to convert their debt into the Company’s common stock. The Company has increased the number of authorized shares to 10,000,000,000 (See Note F) to partly rectify the situation but a possible shortfall may exist (See Note N - below). The provisions of the convertible secured debentures call for a 24% penalty on the amount of debt a note holder attempts to convert and if there are not enough authorized shares available to do so (See Note C with regard to the convertible secured debentures). However the convertible subordinated debenture agreements do not contain a provision to address the inability of the debt holders to convert and the possible financial effects of this are unknown (See Notes D and N).

In the nine months ended November 30, 2006, the Company recorded a discount on convertible secured debentures with a corresponding increase in the derivative and warrant liabilities.

NOTE I - RELATED PARTY TRANSACTIONS

The Company has an employment agreement with its president, who has elected in the past to defer a portion of his salary in support of the cash needs of the Company. As of November 30, 2006 and 2005, the amount of salary deferred was $-0- and $590,537, respectively, which is included in accrued expenses - related parties. Also $-0- and $183,975 of accrued compensation were due to the Company’s President’s wife as of November 30, 2006 and 2005, respectively. On September 4, 2006 the Company issued 1,000,000 shares of Series A Preferred Stock in settlement of the accrued salary obligations (See Note F).

The Company has loans payable of $3,111, which are included as loans payable - related party in the accompanying consolidated balance sheet, due to a related party as of November 30, 2006. During the nine months ended November 30, 2006, the Company recorded interest expense of $71 relating to loans from its president and other related parties and $39,795 in accrued interest was payable relating to these loans as of November 30, 2006, which is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE J - NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

During the nine months ended November 30, 2006, the Company converted $89,148 of convertible secured debentures into 14,431,054 (See Note F) shares of common stock and a $497,545 loss on adjustment of derivative and warrant liability to fair value was recognized accordingly.

During the nine months ended November 30, 2006, the Company converted $89,800 of convertible subordinated debentures and $48,749 of related interest into 4,525,390 (See Note F) shares of common stock and $42,464 financing cost was recognized accordingly.

During the nine months ended November 30, 2006, the Company converted $324,650 of notes and loans payable into 65,341,610 (See Note F) shares of common stock and a $902,418 financing cost was recognized accordingly.

During the nine months ended November 30, 2006, the Company received $376,227 in trade credits for sale of inventory included in revenue. As of November 30, 2006, the Company has reserved fully against these trade credits.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
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

The accounting principles on the aforementioned transactions are currently reflected in the accompanying November 30, 2006 financial statements in accordance with SFAS 154. The necessary corrections to apply the impact to the previously issued November 30, 2005 financial statements are as follows:

Three months ended:

	November 30, 2005 financial statement balance prior to restatement	November 30, 2005 financial statement post restatement	Amount increase (decrease) in November 30, 2005 financial statements
Net Income (loss)	$(594,643)	$9,198,677	$9,793,320

Income (Loss) per share-basic and diluted-See Note A)	$(0.08)	$1.31	$1.39

Nine months ended:

	November 30, 2005 financial statement balance prior to restatement	November 30, 2005 financial statement post restatement	Amount increase (decrease) in November 30, 2005 financial statements
Net loss	$(1,660,806)	$(6,270,396)	$(4,609,590)

Loss per share-basic and diluted	$(0.24)	$(0.90)	$(0.66)

The resulting effects on the prior period adjustments on the November 30, 2005 cash flows by area are as follows:

	November 30, 2005 financial statement balance prior to restatement	November 30, 2005 financial statement post restatement	Amount increase (decrease) in November 30, 2005 financial statements
Net cash from operating activities	$(1,087,939)	$(1,087,939)	$-

Net cash from investing activities	-	-	-

Net cash from financing activities	$1,243,216	$1,243,216	$-

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2006
(Unaudited)

NOTE L - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the nine months ended November 30, 2006, the Company had a working capital deficiency of $6,011,102, a stockholders’ deficiency of $23,215,068 a net loss of $6,726,574 and net cash used in operations of $1,520,816. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain convertible secured and convertible subordinated debentures, and notes and loans payables. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of certain convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE N - SUBSEQUENT EVENTS

Effective December 14, 2005, the Company amended their Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of 100 to 1; reduce the number of authorized shares from 15,000,000,000 to 10,000,000,000 and decrease the Company’s par value from $0.001 to $0.00001 per share. All references in the financial statements and notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split and change in par value.

On December 31, 2006, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $270,430 of convertible notes (“Convertible Notes”). The Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $270,430 in exchange for cancellation of accrued interest of $270,430.

On January 3, 2007, the Company entered into an agreement to purchase a Wi-Fi TV station form Wi-Fi TV, Inc. The cost of this station is $12,500 to be financed by Wi-Fi TV, Inc. The $12,500 is due in 4 quarterly payments of $3,125 each, with the first payment due by March 31, 2007. The Wi-Fi TV provides communication mediums which allow access to a larger market.

Subsequent to November 30, 2006, the Company converted $118,000 in loans payable into 238,000,000 shares of its common stock, $13,575 in secured convertible debentures into 9,995,952 shares of its common stock and has issued 1,418,000 common stock shares as payment towards an anti-dilution agreement (Note F).

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

Our new business model has evolved into a portfolio of various licenses within different sports so that we are not as effected by seasonality as we have been in the past.We have sought out and made joint ventures that have added both more licenses and more products to our line. On April 30, 2006, we entered into a joint venture agreement with Gridworks, Inc of Elgin, Iowa. Under that joint venture agreement, a new corporation named American Sports Ventures, Inc was created that will eventually hold new licenses to be added in the future. Gridworks is a licensed manufacturer of high-quality wood sports collectibles that are skillfully laser etched at their plant in Elgin. The line includes NFL footballs in several sizes, NCAA licensed basketballs, MLB baseball bats and special event items such as a Super Bowl or Worlds Series commemorative item, all made of wood. Under the terms of the agreement, Collectible Concepts Group and Barry Nelson, the President of Gridworks, will be providing the capital necessary to fund the Gridworks operations as well as all marketing and other operating expenses associated with American Sports Ventures, Inc. Gridworks will be providing its wood collectibles to American Sports Ventures at cost.

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

This past holiday season, we and our joint venture partner, American Sports Ventures, worked with 13 mall operators to open 16 kiosks during the months of November and December. Although this was less than our expected number of 25 mall kiosks, which reduction was due to funding shortages that lead to delays in inventory production, we believe that we have established a framework for future mall kiosk stands. These kiosks carried the full line of American Sports Ventures as well as Brax3D products as well as our proprietary licensed products. Each kiosk was stocked with college and professional sports team items and concentrated on the local regional teams for that area.

On April 10, 2006 we signed a license agreement with Diann Wall-Wilson for a broad line of products utilizing her copyrighted designs for the United States Army Mule United States Marine Corp Bulldog, United States Navy Goat, United States Air Force Falcon and the Coast Guard Otter. We paid $20,000 for this license in $5,000 monthly increments beginning April 10, 2006 and the final payment due July 10, 2006. This licensing agreement is for 5 years. The agreement calls for a 10% royalty of which the $20,000 in initial payments are a pre-paid royalty.

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

On September 4, 2006, we filed a Certificate of Designation creating 1 million shares of Series A Convertible Preferred Stock. The holders of record of the Series A Convertible Preferred stock shall have the right, at their option, at any time subsequent to the date on which the Closing Bid Price of the Company’s common stock is at least $0.05, to convert any or all of such holder’s shares of Series A Convertible Preferred stock into such number of fully paid and non-assessable shares of the Company’s common stock equal to the number of shares of Series A - Convertible Preferred stock multiplied by 20. The holders of the Series shall have the right to vote, separately, in person or by proxy, at a special or annual meeting of the shareholders, on all matters voted on by the holders of the Common Stock voting together as a single class with other shares entitled to vote. With respect to any such vote, each share of Series A Preferred Stock shall entitle the holder at cast 60 votes per share of Series A Preferred stock. The Series A Preferred Stock shall, with respect to distributions of assets and rights upon the occurrence of a Liquidation rank (i) senior to all classes of common stock of the Company and (ii) senior to each other class of Capital Stock of the Company hereafter created with does not expressly rank pari passu or senior to the Series A Preferred Stock. The Series A Preferred Stock shall not be redeemed or subject to redemption, whether by option of the Company or any holder thereof, or otherwise. The holders of record of the Series A Convertible Preferred shall be entitled to share in any cash dividends or distributions that my be declared and paid on the Common Stock on a pro rata basis as if the holders had been converted into shares of Common Stock.

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

We have recently learned that there is a problem with the Back in Time Deal due to the fact that we have been notified by several licensors that the film properties were not properly owned by the Pacificap Entertainment Holdings, the company from which we purchased the library. Until this matter is clarified, we are withholding all payments due to Pacificap and are exploring the possibility of rescinding the transaction.

Effective December 14, 2005, we amended our Certificate of Incorporation to effect a reverse stock split of our issued and outstanding shares of Common Stock at a ratio of 100 to 1; reduce the number of authorized shares from 15,000,000,000 to 10,000,000,000 and decrease the par value from $0.001 to $0.00001 per share.

On December 31, 2006, we entered into a Securities Purchase Agreement with our current note holders for the issuance of an aggregate of $270,430 of convertible notes in exchange for cancellation of accrued interest of $270,430. The Convertible Notes accrue interest at 2% per annum and are due three years from the date of issuance. The note holder has the option to convert any unpaid note principal into shares of our common stock at a rate of the lower of a) $0.16 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

On January 3, 2007, we entered into an agreement to purchase a Wi-Fi TV station form Wi-Fi TV, Inc. The cost of this station is $12,500 to be financed by Wi-Fi TV, Inc. The $12,500 is due in 4 quarterly payments of $3,125 each, with the first payment due by March 31, 2007. The Wi-Fi TV platform contains live TV, live chat, interactive shopping cart and even free online phone calls, combined with multiple categories of channels and breaking news about these topics. We believe this will provide us with a greater marketing reach, allowing us to reach a larger target audience than traditional forms of marketing and advertising. Our TV station will be available globally on the Internet. Wi-Fi TV allows viewers to chat live about the program they are watching and all of our products will be included in the Wi-Fi TV Shopping Cart, opening a brand new technologic window of sales opportunities. We are already beginning work on the scripts for the channel and expects to have segments ready for airing by March 15, 2007.

RESULTS OF OPERATIONS

NINE MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 2005.

Net revenue for the nine months ended November 30, 2006 was $636,891 compared to $482,404 for the nine months ended November 30, 2005. Net revenue for both periods consisted primarily of sales of professional and collegiate sports related products, promotional Fanbana sales and E-Bay Internet sales. The increase in net revenue was a result of implantation of our new alliances with Brax3D and Gridworks. These alliances were not in place until May of 2006 and at this point our full focus became selling these products. As with any changeover of this nature, it is taking our resources and redirecting them, while our inventory and marketing catch up to our new business direction. These alliances have directly lead to the increase in revenue.

Sales for the nine months ended November 30, 2006 were comprised of products offered with our National Basketball League and National Hockey League licenses as well as alliances with Brax3D and Gridworks. The National Football League license expired on March 31, 2006 and was not renewed. Instead of paying the royalties for the NFL license our self, we have decided to work with distributors who have NFL licenses to sell their products instead; we have determined that the impact, if any, on revenue will be minimal due to the change in our business strategy.

Additional revenues were also produced from the sale of products related to our special order promotional business. In addition to income from traditional sources, revenue was generated from Internet sales through E-Bay. The timely availability of product samples has become a critical element in the ability to successfully obtain orders from distributors and especially retailers who prepare product sales plans (plan-o-gram) at least six months in advance. Consumer demand for these products is most often driven directly by the initial start of a sports season and followed later by the success of individual teams. Consequently, we have missed the window of opportunity afforded us by our licenses. We are constantly seeking to remedy this serious problem by raising additional working capital and, most importantly, by seeking new sourcing for our principal products that can produce samples in a timely and cost effective way to support the sales efforts.

Cost of sales for the nine months ended November 30, 2006 increased by $256,451 from $380,357 for the nine months ended November 30, 2005 to $636,808 for the nine months ended November 30, 2006. This increase was mainly attributable to an increase in sales volume. Cost of sales as a percentage of revenues increased to 100% for the nine months ended November 30, 2006 from 78.8% for the same period last year.

Cost of sales for the nine months ended November 30, 2006 were comprised of costs associated with the sale of the products related to the National Football League License and College Licenses owned by our distributors as well as alliances with Brax3D and Gridworks. These products are contract manufactured for us by both domestic and foreign companies to specifications developed by us and approved by the various licensors. We do not feel this places us at risk for filling future orders on a timely basis because we have developed relationships with alternate suppliers for most of our products. Several of our manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs we would incur if the product was first shipped to our location. We also feels we are not at risk for any currency fluctuations in our dealing with our foreign manufacturers since all orders are based on U.S. dollars and we do not have any long term purchase commitments.

Selling and administrative expenses for the nine months ended November 30, 2006 increased to $1,518,705 from $998,880 for the same period the previous year. The increases in selling and administrative expenses were mainly a result of increases sales for the period. For the nine months ended November 30, 2006 we incurred $221,800 in non cash services through the issuance of common stock.

Selling and administrative expense consists of payroll and related fringe benefits, royalties, commissions paid to manufacturers sales representatives, advertising, rent, depreciation and other related fixed overhead expenses. Also included in this category are the expenses related to the replication of movie props to ready them for mass production by the contract manufacturers, as well as the non-cash costs related to services satisfied by the issuance of our stock. The services provided were in direct support of our operations. As we grow and increase sales of current product, we anticipate we will have to rely less on the issuance of stock for services due to increased cash flows as well as capital. The benefits to us from these stock transactions are to reduce the use of cash, which allow us to devote the maximum amount of resources to expanding the business. For accounting purposes, we valued these services at the fair market value of the services rendered or the fair market value of the stock at times of issuance whichever was more readily determinable. Production costs include prototypes and samples of packaging, displays and products. All expensed production costs are included within selling and administrative expenses.

We incurred interest expense of $1,207,339 for the nine months ended November 30, 2006 as compared to $962,338 for the same period the previous year due to increased borrowings and the debt accretion related to the application of SFAS 133. The accretion of debt calculation added $806,338 and $486,475 of interest expense respectively for the nine months ended November 30, 2006 and November 30, 2005, respectively.

For the nine months ended November 30, 2006, we incurred a non-cash loss in adjusting the fair value of the debenture and related warrant derivatives relating to the convertible debentures of $2,319,784 as compared with $4,423,115 during the prior year.

  As a result of the above, we had a net loss of $6,726,574 for the nine months ended November 30, 2006 as compared to a net loss of $6,270,396 for the same period last year.

THREE MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2005.

Net revenue for the three months ended November 30, 2006 was $291,495 compared to $109,392 for the three months ended November 30, 2005. Net revenue for both periods consisted primarily of sales of professional and collegiate sports related products, promotional Fanbana sales and E-Bay Internet sales. The increase in net revenue was a result of implantation of our new alliances with Brax3D and Gridworks.

Cost of sales for the three months ended November 30, 2006 increased by $207,995 from $41,898 for the three months ended November 30, 2005 to $249,893 for the three months ended November 30, 2006. This increase was mainly attributable the increase in sales. Cost of sales as a percentage of revenues increased to 85.7% for the three months ended November 30, 2006 from 38.3% for the same period last year.

Cost of sales for the three months ended November 30, 2006 were comprised of costs associated with the sale of the products related to the National Basketball League and National Hockey League Licenses as well as alliances with Brax3D and Gridworks. These products are contract manufactured for us by both domestic and foreign companies to specifications developed by us and approved by the various licensors. We do not feel this places us at risk for filling future orders on a timely basis because we have developed relationships with alternate suppliers for most of our products. Several of our manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs we would incur if the product was first shipped to our location. We also feels we are not at risk for any currency fluctuations in our dealing with our foreign manufacturers since all orders are based on U.S. dollars and we do not have any long term purchase commitments.

Selling and administrative expenses for the three months ended November 30, 2006 decreased to $323,259 from $357,694 for the same period the previous year.

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

We incurred interest expense of $369,710 for the three months ended November 30, 2006 as compared to $337,759 for the same period the previous year due to increased borrowings and the debt accretion related to the application of SFAS 133. The accretion of debt calculation added $228,852 and $264,378 of interest expense respectively for the three months ended November 30, 2006 and November 30, 2005, respectively.

For the three months ended November 30, 2006, we incurred a non-cash gain/(loss) in adjusting the fair value of the debenture and related warrant derivatives relating to the convertible debentures of $583,007 as compared with $9,818,523 during the prior year.

As a result of the above, we had a net loss of $155,123 for the three months ended November 30, 2006 as compared to a net income of $9,198,677 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2006, we had a working capital deficiency of $6,011,102. The working capital deficit as of November 30, 2006 is a direct result of the unprofitable operations for prior years as well as for the past three months ended November 30, 2006 that resulted in cash used in operating activities of $1,520,816. We had an ending cash balance of $0 at November 30, 2006. As such, we need to raise additional capital to continue operations. We currently do not have any commitments for additional capital, and no assurances that capital will be available on terms acceptable to us, or at all.

We have financed our losses through private sales of debt securities and the issuance of stock for services. During the nine months ended November 30, 2006, we received the following capital infusions: $900,000 from issuance of secured convertible debentures, $670,000 from notes and loans payable and $15,000 from the issuance of common stock.

We are working with various distributors and independent sales representatives in an effort to cut costs, offer a greater variety of products and to increase the customer base for our products. We believe that if we can increase our revenues and improve our gross profit margin that this will allow us to reach profitability.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We believe that we will need approximately $1,500,000 in additional funds to continue operations for the next 12 months, depending on revenues from operations. We are constantly seeking additional sources of financing; however, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

As of November 30, 2006, we had $826,460 in outstanding notes and loans payable, (of which $3,111 is due to related parties), $34,500 in convertible subordinated debentures and $2,604,589 in outstanding convertible secured debentures. As of November 30, 2006, we had $3,187,016 in accounts payable, accrued expenses, accrued payroll, accrued royalties and related taxes. (Some of the accrued expenses are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. We are currently making payments on our current federal payroll tax obligations as well as monthly payments for these prior obligations). We have been able to operate based on deferring vendor and employee payments, deferring interest and debt repayments and obtaining additional borrowings and proceeds from equity. However, there is no guarantee that we will continue to be successful with respect to these actions. Furthermore, there can be no assurances that we will be able to obtain the necessary funding to finance our operations or grow revenue in sufficient amounts to fund our operating expenses.

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

To obtain funding for its ongoing operations, the Company has entered into Securities Purchase Agreements with several accredited investors, on the following dates for the sale of secured convertible notes and warrants:

Transaction Date	Secured Convertible Notes Sold	Interest Rate	Conversion Price	Warrants

May 2000	$400,000 ($169,672 remaining)	10%	$4.00 or 25% of market value	40,000
May 28, 2002	$75,000	12%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,500
November 26, 2002	$250,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000
May 15, 2003	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500
June 20, 2003	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500
July 23, 2003	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500
November 14, 2003	$50,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000
January 13, 2004	$50,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000
February 13, 2004	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500
March 16, 2004	$100,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	2,000
May 28, 2004	$550,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	16,500
September 30, 2004	$250,000	15%	$.26 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	12,500
May 18, 2005	$400,000	10%	$.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	473,684
July 7, 2005	$850,000	10%	$.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	17,000
September 29, 2005	$302,597	2%	$0.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	-0-
January 20, 2006	$400,000	10%	$0.16 or 20% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	4,000
March 23, 2006	$400,000	8%	$3.00 or 20% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000,000
May 31, 2006	$500,000	8%	$3.00 or 20% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000,000
December 31, 2006	$270,430	2%	$0.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	-0-

The secured convertible notes bear interest as described above, typically mature one to three years from the date of issuance or one to three years from when we are in compliance with the terms of the securities purchase agreements, and are convertible into our common stock, at the investors' option, on the terms as described above. As of January 2, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over the Counter Bulletin Board was $.0015 and, therefore, the conversion price for the secured convertible notes was $.000375 at 25% or $.0003 at 20%. Based on this conversion price, the $4,447,269 in secured convertible notes remaining, excluding interest, would convert into 11,859,384,000 shares of our common stock. If the price of our common stock should decrease, we will be required to issue substantially more shares, which will cause dilution to our existing stockholders. There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

In November 2001, we issued $71,800 in subordinated convertible debentures. The debentures have a 12% coupon and mature one year from date of issuance. Conversions to common stock are at the lower of $1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The debentures are in default.

In May 2004, we issued $65,500 in subordinated convertible debentures. The debentures have a 12% coupon and mature one year from date of issuance. Conversions to common stock are at a price of $.10 per share of common stock. Conversions of any interest on the debentures are at current market price. On September 1, 2004, $10,000 of the note, and $1,200 in interest were converted into 114,286 shares of common stock. The debentures are in default.

Earlier this year, we did a 100:1 reverse stock split, but this is still not a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible secured debentures into our common stock. We are working on rectifying the situation. The provisions of the debt instruments call for a 24% penalty on the amount of debt owed if a noteholder attempts to convert and there are not enough authorized shares available.

The lack of a sufficient number of authorized shares of common stock available for the conversion of all our outstanding convertible debt resulted from a combination of issues. First, as a result of the variable conversation price, as our stock price has declined since we first issued the convertible notes/debentures, resulting in a significant increase in the number of shares issuable upon conversion of all our outstanding convertible debt. Second, since becoming a public company, we have had problems in filing our periodic reports on a timely basis. Between the filing of our quarterly report on January 14, 2002 for the quarter ended November 30, 2001 (which itself was not timely filed) and the filing of our quarterly report on July 20, 2004 for the quarter ended November 30, 2001, we did not file any periodic reports. On April 14, 2005, we filed our quarterly report for the quarter ended November 30, 2004, which brought us current for the first time in several years. Unfortunately, we did not file our annual report for the year ended February 28, 2005 or our quarterly reports for the quarter ended May 31, 2005 on a timely basis. Those reports have subsequently been filed and we are now current in our reporting requirements. However, as a result of our lack of filings, we were unable to file an information/proxy statement during that time to increase the number of shares of our authorized common stock. In addition, as a result of our lack of filings, we had limited ability to raise funds. As a result, we sold multiple rounds of convertible debentures/notes at a significant discount to the market price in order to continue our operations during such time. As a result, there were not enough shares of common stock that were authorized but unissued underlying those convertible debentures/notes, when issued.

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

Accounts Receivable: We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of November 30, 2006, we had an allowance for bad debts of $31,133. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

Realizability of Inventory Values: We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. As of November 30, 2006, we had inventory of $473,663 on hand.

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

Derivative Valuations: In accordance with SFAS 133, we are required to estimate the fair value of any embedded derivatives and detachable warrants relating to our secured convertible debentures. These estimates require significant assumptions and management judgment which may affect the amounts reported throughout the financial statements. This resulted in the Company recognizing expense of $2,319,784 and $4,423,115 for the nine months ended November 30, 2006 and 2005, respectively.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of November 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended November 30, 2006, we issued 4,887,000 shares for various services rendered including 3,260,000 shares to Paul Lipschutz and 10,000 shares to Jay Lipschutz for their services as officers and directors. In addition, the following shares were issued for financial consulting services: Richard Day - 20,000 shares, Robert Orr - 40,000 shares, Ken Volstad - 160,000 shares, and Ray Maiwurm - 1,114,000 shares. The following shares were issued for sales consultant services: Pat O’Connell - 100,000 shares, Mathew Segal - 100,000 shares, Steven Kaufman - 50,000 shares, Martin Uniacke - 25,000 shares, Terry Macioge - 6,000 shares and William Gardner - 2,000 shares.

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

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on all of its convertible secured debentures that the Company has issued, in the total amount of $4,448,269. The Company is also currently in default on interest payments owed on these secured convertible debentures. As a result of these defaults, the Company is obligated to pay interest and certain other amounts. The Company does not have the capital resources to pay the amounts required. The debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The debentures are secured substantially by all of the Company's assets.

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

COLLECTIBLE CONCEPTS GROUP, INC.

Date: January 16, 2007	By:	/s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz Chief Executive Officer (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer