Form 10KSB
period 2007-02-28
COLLECTIBLE CONCEPTS GROUP INC
filed 2007-06-13
CIK 1106946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2007

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☒  No  ☐

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

Yes ☐ No  ☒  Delinquent filers are disclosed herein.

Total revenues for Fiscal Year Ended February 28, 2007 were $955,218.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on June 5, 2007, was $513,914.

As of June 5, 2007 there were 5,139,143,049 shares of issuer’s common stock outstanding.

COLLECTIBLE CONCEPTS GROUP, INC.
FORM 10-KSB

For the Fiscal Year Ended February 28, 2007

PART I

FORWARD-LOOKING INFORMATION

This Annual Report of Collectible Concepts Group, Inc. on Form 10-KSB contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-KSB. Actual events or results may differ materially from those discussed herein.

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

We continued to seek a business model that would enable us to leverage our strengths in licensing and distribution of collectibles and not burden us with the financial requirements associated with product development, manufacturing and inventory. Additionally, we sought to alter or strategic direction to focus on markets that had a more mainstream profile than the entertainment industry provides. We concluded that the College affinity market, the children’s market and the professional sports market were venues where we could perform in a modality that would more fully utilize our strengths and not be seriously affected by our weaknesses. We adopted this new business model and proceeded to secure business opportunities in the new target markets. Since then, we have focused on a greater variety of products but virtually all in the sports licensing industry. We have created both joint venture and distributorship agreements so that more expanded lines of products are available to our sales force.

We have allowed all of our licenses related to the entertainment industry lapse as we pursue the college and professional sports markets. Currently, we have a licensing agreement with the National Basketball Association.

CURRENT PRODUCT LINES

Our product line is currently comprised of items principally related to our new professional sports licenses. Revenues for the current year were derived principally from the sale of products for these licenses. This core grouping of products provides the foundation for our catalog of goods to all four of our target markets; entertainment, children’s, collegiate and professional sports. We obtain licenses within each of the target markets and produce products using the licensed images appropriate to that market. We produce our satin wall scrolls with images of mascots and school logos from colleges with whom we have licenses. By simply changing the licensed image, we are able to produce products from the core family group for all of our markets. In this manner, we have dramatically reduced the number of manufacturing resources necessary to run our business without limiting the scope of our marketplace. New products include wooden collectibles licenses by the NFL and NCAA and MLB and covered by our Joint Venture Agreement with GridWorks, Inc. and Salt and Pepper Shakers and Lenticular Cups, Notebooks and Coasters licensed by NFL and NASCAR through our distribution agreement with Brax3D.

DISTRIBUTION CHANNELS

We sell our collectible products through traditional retailers, distributors, online merchants and catalogers. Additionally, we sell our college affinity products through college bookstores on and off campus as well as a host of retailers located in and around college campuses. Our products are presented to these channels through manufacturer’s representatives as well as our own internal sales staff.

JOINT VENTURE AGREEMENT

On April 30, 2006, we entered into a joint venture agreement with Gridworks, Inc of Elgin, Iowa. Under that joint venture agreement, a new corporation named American Sports Ventures, Inc was created that will eventually hold new licenses to be added in the future. Gridworks is a licensed manufacturer of high-quality wood sports collectibles that are skillfully laser etched at their plant in Elgin. The line includes NFL footballs in several sizes, NCAA licensed basketballs, and special event items such as a Super Bowl or other commemorative item, all made of wood. Under the terms of the agreement, Collectible Concepts Group and Barry Nelson, the President of Gridworks, will be providing the capital necessary to fund the Gridworks operations as well as all marketing and other operating expenses associated with American Sports Ventures, Inc. Gridworks will be providing its wood collectibles to American Sports Ventures at cost.

In addition, we are marketing to convenience store and supermarkets for the first time because of our new lines of NFL salt and pepper shakers as well as NFL three dimensional eighteen ounce drinking cups, and NFL three dimensional covered notebooks that we market under our distribution agreement with Brax3D. Our new customers include chains such as Weis Supermarkets, Giant/Eagle and Royal Farms. We hope this will be a growing area of revenues for us in the near future.

This past holiday season, we and our joint venture partner, American Sports Ventures, worked with 13 mall operators to open 16 kiosks during the months of November and December, 2006. Although this was less than our expected number of 25 mall kiosks, which reduction was due to funding shortages that lead to delays in inventory production, we believe that we have established a framework for future mall kiosk stands. These kiosks carried the full line of American Sports Ventures as well as Brax3D products as well as our proprietary licensed products. Each kiosk was stocked with college and professional sports team items and concentrated on the local regional teams for that area.

WI-FI TV AGREEMENT

On January 3, 2007, we entered into an agreement to purchase a Wi-Fi TV station form Wi-Fi TV, Inc. The cost of this station is $12,500 to be financed by Wi-Fi TV, Inc. The $12,500 is due in 4 quarterly payments of $3,125 each. We made the first payment, as required, by March 31, 2007 and our second payment is due by June 30, 2007. The Wi-Fi TV platform contains live TV, live chat, interactive shopping cart and even free online phone calls, combined with multiple categories of channels and breaking news about these topics. We believe this will provide us with a greater marketing reach, allowing us to reach a larger target audience than traditional forms of marketing and advertising. Our TV station is available globally on the Internet. Wi-Fi TV allows viewers to chat live about the program they are watching and all of our products will be included in the Wi-Fi TV Shopping Cart, opening a brand new technologic window of sales opportunities. As of this time, our presence on Wi-Fi TV has lead to numerous retail and wholesale opportunities, which we are currently pursuing. We plan to add more content, including in-depth discussions about our products. The current program is merely an overview of our entire product line. Our channel can be reach at www.wi-fitv.com, channel 73. A directory by product and type is available on the site.

LICENSING AGREEMENTS

In October 2006, we renewed our licensing agreement with the NBA, which expires on September 30, 2007. The agreement includes a 12% royalty paid on sales, and an extra 4% for the individual players’ image with a minimum royalty for the period of $22,500 that was owed upon signing the agreement.

On April 10, 2006 we signed a license agreement with Diann Wall-Wilson for a broad line of products utilizing her copyrighted designs for the United States Marine Corp Bulldog, United States Navy Goat, United States Air Force Falcon and the Coast Guard Otter. We paid $20,000 for this license in $5,000 monthly increments beginning April 10, 2006 and the final payment was paid July 10, 2006. This licensing agreement is for five years. The agreement calls for a 10% royalty of which the $20,000 in initial payments are a pre paid royalty.

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

As of February 28, 2007, we had accounts payable and accrued expenses of $2,938,256 and $3,589,161 in loans, notes and debentures past due or coming due within the next 12 months. We do not currently have sufficient financial resources to meet these obligations and will depend on new outside financing to satisfy our pending obligations. We also lack adequate financial resources to purchase inventory and meet all of the financial commitments necessary to enter into new product ventures, and will depend on new outside financing to further these efforts. There can be no assurance that we will be able to obtain additional adequate outside financing to purchase inventory, meet our current obligations or continue to expand our operations. We would not be able to continue at our current staffing and expense levels without additional cash from cash sales, collection of accounts receivable or additional funding.

Further, our success in marketing products based upon motion pictures is largely dependent upon the box office success of the films. Thus, there can be no assurance that any licensing rights that we may obtain will prove profitable.

COMPETITION

Our licenses typically grant us the exclusive right to produce specific products utilizing specific images and logos so competition for our products in the marketplace is generally quite limited. We believe that direct competition for obtaining licenses in our entertainment is not a factor. We consider competition for licenses in the college and children’s markets to be more significant although we have experienced good results in our initial applications to various schools. Generally, we believe we will receive licenses in most of the cases where we seek them. Historically, we experienced our most significant competition in obtaining shelf space in retail outlets for our products, however, under the new business configuration that channels our efforts and talents through partnerships and strategic relationships with other entities with existing products, the impact of competition is greatly softened and actually reduced to the level of competing for the strategic relationship rather than competing for the end-user consumer. Here, the strength of our licenses and/or product positions (as in the case of our exclusive marketing rights for the Fanbana), serve to neutralize competition and afford us a clearer path to market. This is especially true in the college market where our products will be featured in college bookstores and other on-campus retailers creating an acutely focused retail environment servicing our target consumers exclusively.

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

Employees

As of June 5, 2007, we had six full time employees, of which three are management; two are marketing and one shipping and delivery. In addition, we had one part time employee and two independent consultants. We consider our relations with our employees to be good.

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

Risks Relating to Our Business:

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $60,875,716 for the year ended February 28, 2007 and $8,554,857 for the year ended February 28, 2006. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits will depend upon various factors, including whether we will be able to increase revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

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

In their report dated June 12, 2007, our independent registered public accounting firm stated that our financial statements for the year ended February 28, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our working capital deficiency of $6,039,101, shareholders' deficiency of $75,906,484, net loss of $60,875,716 and net cash used in operations of $1,913,364 for the year ended February 28, 2007. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

A Manufacturer's Inability to Produce Our Goods on Time and to Our Specifications Could Result in Lost Revenue and Net Losses

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications by a foreign manufacturer. During fiscal 2006, all of our products were manufactured by a small number of manufacturers. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect as our revenues would decrease and we would incur net losses as a result of sales of the product, if any sales could be made. Further, because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

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

The Failure To Manage Our Growth In Operations And Acquisitions Of New Product Lines And New Businesses Could Have A Material Adverse Effect On Us.

The expected growth of our operations (as to which no representation can be made) will place a significant strain on our current management resources. To manage this expected growth, we will need to improve our:

•  operations and financial systems;

•  procedures and controls; and

•  training and management of our employees.

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

Although we currently only have operations within the United States, if we were to acquire an international operation; we will face additional risks, including:

•	difficulties in staffing, managing and integrating international operations due to language, cultural or other differences;

•	Different or conflicting regulatory or legal requirements;

•	foreign currency fluctuations; and

•	diversion of significant time and attention of our management.

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

Risks Relating to Our Current Financing Arrangements:

There Are a Large Number of Shares Underlying Our Secured Convertible Notes and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of June 5, 2007, we had 5,139,143,049 shares of common stock issued and outstanding, secured convertible notes outstanding that may be converted into an estimated 235,737,320,000 shares of common stock at current market prices and outstanding warrants to purchase 22,576,184 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Notes Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price as of June 5, 2007 of $0.0001 per share.

Secured Convertible Notes at 75% Discount

% Below Market	Price Per Share	With Discount at 75%	Number of Shares Issuable	% of Outstanding Stock

25%	$.000075	$.00001875	260,983,093,333	98.07%
50%	$.00005	$.0000125	391,474,640,000	98.70%
75%	$.000025	$.00000625	782,949,280,000	99.35%

Secured Convertible Notes at 80% Discount

% Below Market	Price Per Share	With Discount at 80%	Number of Shares Issuable	% of Outstanding Stock

25%	$.000075	$.000015	53,333,333,334	91.21%
50%	$.00005	$.00001	80,000,000,000	93.96%
75%	$.000025	$.000005	160,000,000,000	96.89%

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

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the secured convertible notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the secured convertible notes. Accordingly, we plan to allocate and register at least 4,980,000,000 shares to cover the conversion of the secured convertible notes. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the secured convertible notes and plan to register may not be adequate. If the shares we allocate and register pursuant to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

If We Are Required for any Reason to Repay Our Outstanding Secured Convertible Notes, We Would Be Required to Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Secured Convertible Notes, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

Between 2000 and 2007, we entered into Securities Purchase Agreements for the sale of an aggregate of $5,248,027 principal amount of secured convertible notes, of which $4,993,433 remains outstanding. The secured convertible notes are due and payable, with interest, two years from the date of issuance (or three years from the date of issuance for those issued on or after May 18, 2005) or two years (or three years for those issued on or after May 18, 2005) from when the company is in compliance with the terms of the securities purchase agreements, unless sooner converted into shares of our common stock. We currently have $4,993,433 secured convertible notes outstanding. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreements or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we are required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and principal administrative offices are located at 1600 Lower State Road, Doylestown, Pennsylvania 18901, where we currently lease approximately 2,600 square feet of office space. The lease is currently month to month and is currently $2,160, with annual increases of $80. We believe that our leased property is sufficient for our current and immediately foreseeable operating needs.

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

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol “CCGI”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2006
	High	Low
First Quarter	$0.01	$0.01
Second Quarter	$0.01	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

	Fiscal Year 2007
	High	Low
First Quarter	$0.01	$0.01
Second Quarter	$0.01	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

	Fiscal Year 2008
	High	Low
First Quarter	$0.01	$0.01
Second Quarter (1)	$0.01	$0.01
Third Quarter	xxx	xxx
Fourth Quarter	xxx	xxx

(1) As of June 12, 2007

HOLDERS

As of June 7, 2007, we had approximately 950 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Registrar & Transfer Co., 342 East 900 South, Salt Lake City, Utah 84111.

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

RECENT SALE OF UNREGISTERED SECURITIES

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

General

We increased revenues this year by 67% compared to the prior year; however, we continue to have a negative gross profit margin. We continue to pursue our re-evaluated business model. We believe that licenses have evolved into less time sensitive and sale spiking properties. Our new business model focuses on more evergreen properties and those with a longer window of opportunity. We recognize the need to have products that addressed the mainstream consumer market where market size and repeat sales opportunities could give us a means to stabilize and grow our revenues, while working on improving our gross profit margin.

This past holiday season we worked with 13 mall operators to open 16 kiosks during the months of November and December. These kiosks carried the full line of American Sports Ventures as well as Brax3D products as well as our proprietary licensed products. Each kiosk was stocked with college and professional sports team items and concentrated on the local regional teams for that area. We have found that the more successful kiosk were the ones that were open year round. As a result, we plan to expand this program in fiscal 2008, as we will look to own and operate kiosks as well as expanding the number of owner-operator kiosks concentrating on founding owners who want to run the kiosks year round.

We are also looking to capitalize on our National Basketball Association License. We signed an agreement in March, 2007, with Electronic Arts, Inc., to carry images from their “NBA Live 0_” and “NBA Street” video game along with their trademark on our growth charts, which are sold in kiosks, the NBA store and other retailers.

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

Effective December 14, 2005, we amended our Certificate of Incorporation to effect a reverse stock split of our issued and outstanding shares of Common Stock at a ratio of 100 to 1and reduce the number of authorized shares from 15,000,000,000 to 10,000,000,000.

Twelve Months Ended February 28, 2007 compared to Twelve Months Ended February 28, 2006.

Net revenue for the twelve months ended February 28 2007 was $955,218 and primarily consisted of sales of our professional and collegiate sports related products, and sports related products sold through our distribution agreements with Gridworks and Brax-3D. Net revenue for the twelve months ended February 28, 2006 was $569,847 and primarily consisted of sales of professional and collegiate sports related products, promotional Fanbana sales and E-Bay Internet sales.

Sales for the twelve months ended February 28, 2007 were comprised primarily of products offered with our National Basketball & National Hockey League Licenses and products sold through distribution agreements with distributors who have National Football League & College licenses. Additional revenues were also produced from the sale of promotional items. In addition to income from traditional sources, revenue was generated from Internet sales through E-bay. The timely availability of product samples has become a critical element in the ability to successfully obtain orders from distributors and especially retailers who prepare product sales plans (plan-o-gram) at least six months in advance. Consumer demand for these products is most often driven directly by the initial start of a sports season and followed later by the success of individual teams. Consequently, we have missed the window of opportunity afforded us by certain of our licenses. We are constantly seeking to remedy this serious problem by raising additional working capital and, most importantly, by seeking new sourcing for our principal products that can produce samples in a timely and cost effective way to support the sales efforts.

Cost of sales for the twelve months ended February 28, 2007 increased by $385,128 from the twelve months ended February 28, 2006. This increase was mainly attributable to the 68% increase in sales volume and the additional cost in promoting the new products. Cost of sales as a percentage of revenues decreased to 105.5% for the twelve months ended February 28, 2007 as compared to 109.3% for the same period last year.

Cost of sales for the twelve months ended February 28, 2007 were comprised of costs associated with the sale of our products related to the National Basketball League, National Hockey League and College Licenses and through products purchased through our distribution agreements. Our products are contract manufactured for us by both domestic and foreign companies to specifications developed by us and approved by the various licensors. We do not feel this places us at risk for filling future orders on a timely basis because we have developed relationships with alternate suppliers for most of our products. Several of our manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs we would incur if the product was first shipped to our location. We also feels we are not at risk for any currency fluctuations in our dealing with our foreign manufacturers since all orders are based on U.S. dollars and we do not have any long term purchase commitments.

Selling, general and administrative expenses for the twelve months ended February 28, 2007 increased to $2,353,974 from $1,446,180 for the same period the previous year. For the twelve months ended February 28, 2007 and February 28, 2006 the services obtained through the issuance of stock included internal accounting and financial services, internet website creation, marketing assistance, insurance program review and general management consulting services in the amount of $269,800 and $30,000, respectively. As previously mentioned, we incur charges to bring the product to market. These charges relate to the costs of producing samples as well as the related package design costs that must be approved by the licensor prior to full production runs of the product. For the twelve months ended February 28, 2007, we incurred charges relating to the costs of producing the samples as well as the related package design of $38,441 versus charges of $44,952 for the same period the previous year.

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

We incurred interest expense of $1,616,401 for the twelve months ended February 28, 2007 as compared to $1,116,910 for the same period the previous year due to increased borrowings and the debt accretion related to the application of SFAS 133. The accretion of debt calculation added $1,429,999 and $748,306 of interest expense respectively for the twelve months ended February 28, 2007 and February 28, 2006, respectively.

For the twelve months ended February 28, 2007, we incurred a non-cash loss in adjusting the fair value of the debenture and related warrant derivatives relating to the convertible debentures of $54,412,274 as compared with $6,034,623 during the prior year.

As a result of the above, we had a net loss of $60,875,716 for the twelve months ended February 28, 2007 as compared to a net loss of $8,554,857 for the same period last year.

Liquidity and Capital Resources

As of February 28, 2007, we had a working capital deficiency of $6,039,101. The working capital deficit as of February 28, 2007 is a direct result of the unprofitable operations for prior years as well as for the past twelve months ended February 28, 2007 that resulted in cash used in operating activities of $1,913,364. We had an ending cash balance of $23,171 at February 28, 2007. As such, we will have to raise additional capital within the next twelve months.

We have financed our losses through private sales of equity and debt securities and the issuance of stock for services. During the twelve months ended February 28, 2007, we received the following capital infusions: $1,200,000 from issuance of secured convertible debentures.

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

As of February 28, 2007, we had $716,813 in outstanding notes and loans payable, (of which $67,000 is due to related parties) $34,500 in convertible subordinated debentures and $2,837,848 in outstanding convertible secured debentures. As of February 28, 2007, we had $2,938,256 in accounts payable, accrued expenses, accrued payroll, accrued royalties and related taxes. (Some of the accrued expenses are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. We are currently making payments on our current federal payroll tax obligations as well as monthly payments for these prior obligations). We have been able to operate based on deferring vendor and employee payments, deferring interest and debt repayments and obtaining additional borrowings and proceeds from equity. However, there is no guarantee that we will continue to be successful with respect to these actions. Furthermore, there can be no assurances that we will be able to obtain the necessary funding to finance our operations or grow revenue in sufficient amounts to fund our operating expenses.

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

To obtain funding for its ongoing operations, the Company has entered into Securities Purchase Agreements with several accredited investors, on the following dates for the sale of secured convertible notes and warrants:

Transaction Date	Secured Convertible Notes Sold	Interest Rate	Conversion Price	Warrants
May 2000	$400,000 ($145,406 remaining)	10%	$4.00 or 25% of market value	40,000

May 28, 2002	$75,000	12%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,500

November 26, 2002	$250,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000

May 15, 2003	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500

June 20, 2003	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500

July 23, 2003	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500

November 14, 2003	$50,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000

January 13, 2004	$50,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000

February 13, 2004	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500

March 16, 2004	$100,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	2,000

May 28, 2004	$550,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	16,500

September 30, 2004	$250,000	15%	$0.26 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	12,500

May 18, 2005	$400,000	10%	$0.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	473,684

July 7, 2005	$850,000	10%	$0.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	17,000

September 29, 2005	$302,597	2%	$0.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	-0-

January 20, 2006	$400,000	10%	$0.16 or 20% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	4,000

March 23, 2006	$400,000	8%	$3.00 or 20% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000,000

May 31, 2006	$500,000	8%	$3.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000,000

December 31, 2006	$270,430	2%	$3.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	-0-

January 23, 2007	$250,000	8%	$3.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	10,000,000

February 22, 2007	$50,000	8%	$3.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000,000

June 5, 2007	$700,000	8%	$0.03 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000,000

The secured convertible notes bear interest as described above, typically mature two to three years from the date of issuance or two to three years from when we are in compliance with the terms of the securities purchase agreements, and are convertible into our common stock, at the investors' option, on the terms as described above. As of February 28, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over the Counter Bulletin Board was $.0001 and, therefore, the conversion price for the secured convertible notes was $.000025 at 25% or $.00002 at 20%. Based on this conversion price, the $5,693,433 in secured convertible notes remaining, excluding interest, would convert into 235,737,320,000 shares of our common stock. If the price of our common stock should decrease, we will be required to issue substantially more shares, which will cause dilution to our existing stockholders. There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

In May 2004, we issued $65,500 in subordinated convertible debentures. The debentures have a 12% coupon and mature one year from date of issuance. Conversions to common stock are at a price of $.10 per share of common stock. Conversions of any interest on the debentures are at current market price. The debentures are in default.

We recently decreased the number of authorized shares of common stock to 10,000,000,000; this is not a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible secured debentures into our common stock. We are working on rectifying the situation. The provisions of the debt instruments call for a 24% penalty on the amount of debt owed if a noteholder attempts to convert and there are not enough authorized shares available. The secured convertible debenture holders have informed us that they have not and do not intend to convert any of their debt at this time into a greater number of shares of common stock than is authorized but unissued. Therefore, no accrual for the penalty has been made at February 28, 2007. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture.

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

Accounts Receivable: We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of February 28, 2007, we had an allowance for bad debts of $10,517. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

Realizability of Inventory Values: We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. As of February 28, 2007, we had inventory of $284,872 on hand.

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

Derivative Valuations: In accordance with SFAS 133, we are required to estimate the fair value of any embedded derivatives and detachable warrants relating to our secured convertible debentures. These estimates require significant assumptions and management judgment which may affect the amounts reported throughout the financial statements. This resulted in us recognizing expense of $54,412,274 and $6,034,623 for the years ended February 28, 2007 and 2006, respectively.

Inflation

The impact of inflation on our costs, and the ability to pass on cost increases to our customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and we do not anticipate that inflationary factors will have a significant impact on future operations.

Off Balance Sheet Financing Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007 the FASB issued its Statement of Financial Accounting Standards 159 “The Fair Value Option for Financial Assets and Financial Liabilities” -including an amendment of FASB Statement 115. This Statement improves financial reporting by providing entities the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The effective date is as of the beginning of the fiscal year begins after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS.

COLLECTIBLE CONCEPTS GROUP, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Collectible Concepts Group, Inc.
Doylestown, PA

We have audited the consolidated balance sheet of Collectible Concepts Group, Inc. (the “Company”) as of February 28, 2007 and the related consolidated statements of losses, deficiency in stockholders’ equity, and cash flows for the year ended February 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at February 28, 2007 and the results of its operations and its cash flows for the year ended February 28, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" effective March 1, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note N. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
June 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Collectible Concepts Group, Inc.

We have audited the accompanying consolidated balance sheet of Collectible Concepts Group, Inc. and Subsidiaries (the "Company"), as of February 28, 2006 and the related consolidated statements of losses, deficiency in stockholders' equity and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collectible Concepts Group, Inc. and Subsidiaries as of February 28, 2006, and the results of their operations and their cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At February 28, 2006 the Company had a working capital deficiency, a deficiency in stockholders’ equity and accumulated deficit. The Company also had negative cash used in operating activities for the year ended February 28, 2006. All these raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEINBERG & COMPANY, P.A.

Boca Raton, Florida
June 23, 2006

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
February 28, 2007 and 2006

	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,171	$73,992
Accounts receivable, net of allowance of $30,516 and $10,517, respectively	144,162	57,835
Inventories, net of allowance of $116,573 and $-0-	204,973	189,844
Advances related party	79,899	-
Advance officer	14,619	746
Prepaid interest	-	20,625
Prepaid royalties	21,392	62,416
Other prepaid expenses	100	2,865
Total current assets	488,316	408,323

Property and equipment, net	7,390	1,130

Other assets:
Film library, net	-	245,800
Trademarks	1,300	1,300
Deposits	3,200	3,200
Total other assets	4,500	250,300

TOTAL ASSETS	$500,206	$659,753

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,938,256	$2,898,725
Accrued expenses, related party	-	744,513
Notes and loans payable	649,813	483,459
Loans payable, related party	67,000	1,878
Convertible subordinated debentures	34,500	127,300
Convertible secured debentures	2,837,848	1,887,399
Total current liabilities	6,527,417	6,143,274

Long term debt, less current maturities
Notes payable	200,000	200,000
Derivative liability related to convertible debentures	69,667,000	13,743,000
Warrant liability related to convertible debentures	12,273	53,569
Total long term liabilities	69,879,273	13,996,569
Total liabilities	76,406,690	20,139,843

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, Series A; par value $0.001 per share; 1,000,000 shares authorized, 1,000,000 and -0- issued and outstanding, respectively	1,000	-
Common stock, par value $0.001 per share; 10,000,000,000 shares authorized, 1,519,292,086 and 6,996,950 issued and outstanding, respectively (Note H)	1,519,200	7,000
Common stock to be issued, 1,091,191 per SSE and 3,135,738, respectively (Note H)	67,384	149,714
Common stock subscription	-	15,000
Subscription receivable	-	(15,000)
Additional paid in capital (Note H)	17,778,261	14,799,809
Deferred equity based expense	-	(40,000)
Accumulated deficit	(95,272,329)	(34,396,613)
Total deficiency in stockholders' equity	(75,906,484)	(19,480,090)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$500,206	$659,753

See the accompanying notes to the consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSSES

	Year ended February 28,
	2007	2006
REVENUES:
Net sales	$955,218	$569,847
Cost of sales	1,007,990	622,862
Gross profit (loss)	(52,772)	(53,015)

OPERATING EXPENSES
Selling and administrative	2,353,974	1,446,180
Impairment loss	233,200	-
Depreciation and amortization	14,986	9,115
Total operating expenses	2,602,160	1,455,295

LOSS FROM OPERATIONS	(2,654,932)	(1,508,310)

Other income (expense)	40,526	104,986
Financing costs related to conversion of convertible debt	(2,232,635)	-
Loss on adjustment of derivative and warrant liability to fair value	(54,412,274)	(6,034,623)
Interest expense	(1,616,401)	(1,116,910)

Net loss before income taxes	(60,875,716)	(8,554,857)

Income taxes	-	-

NET LOSS	$(60,875,716)	$(8,554,857)

Net loss per common shares outstanding (basic and assuming fully diluted)	$(0.45)	$(1.22)

Weighted average common shares outstanding (basic and diluted)-(Note H)	136,348,519	6,996,950

See the accompanying notes to the consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
For the years ended February 28, 2007 and 2006

	Preferred	Stock	Common	Stock	Common stock to be issued:		Common Stock	Additional Paid in	Subscription	Deferred Equity based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription	Capital	Receivable	Compensation	Deficit	Total
Balance as of February 28, 2005-Note H	-	-	6,996,950	$7,000	71,620	$24,802	$-	$14,795,638	-	-	$(25,841,756)	$(11,014,316)
Acquisition of treasury stock from CEO	-	-	(150,000)	(200)	-	-	-	(29,800)	-	-	-	(30,000)
Common stock issued for services rendered	-	-	150,000	200	-	-	-	29,800	-	-	-	30,000
Common stock to be issued for services rendered	-	-	-	-	500,000	60,000	-	-	-	(40,000)	-	20,000
Common stock subscription	-	-	-	-		-	75,000	-	(75,000)	-	-	-
Cash received on subscription	-	-	-	-	1,080,000	60,000	(60,000)	-	60,000	-	-	60,000
Common stock to be issued under late issuance stock subscription provisions	-	-	-	-	1,435,000	-	-	-	-	-	-	-
Issuance of options for services rendered	-	-	-	-	-	-	-	9,083	-	-	-	9,083
Common stock to be issued for anti-dilution note provisions		-	-	-	49,118	4,912	-	(4,912)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(8,554,857)	(8,554,857)
Balance as of February 28, 2006-Note H	-	-	6,996,950	7,000	3,135,738	149,714	15,000	14,799,809	(15,000)	(40,000)	(34,396,613)	(19,480,090)
Conversion of secured convertible debentures to common stock	-	-	229,630,006	229,600				494,243				723,843
Conversion of subordinated convertible debentures to common stock and interest to common stock	-	-	4,525,390	4,500				176,513				181,013
Conversion of notes and loans payable to common stock	-	-	906,340,942	906,300				1,235,343				2,141,643
Amortization of deferred compensation expenses	-	-		-						40,000		40,000
Common stock issued for services rendered	-	-	344,887,000	344,900				284,898				629,798
Cash received on subscription	-	-	270,000	300			(15,000)	14,700	15,000			15,000
Common stock issued for subscribed shares	-	-	1,080,000	1,100	(1,080,000)	(60,000)		58,700				-
Common stock issued under late issuance stock subscription provisions	-	-	1,435,000	1,400	(1,435,000)			(1,400)				-
Common stock to be issued for anti-dilution note provisions	-	-		-	24,597,251	17,080		(17,080)				-
Common stock issued for anti-dilution note provisions	-	-	24,126,798	24,100	(24,126,798)	(39,410)		15,069				-
Fair value of options issued	-	-						3,100				3,100
Conversion of loans payable to preferred stock	1,000,000	1,000	-	-	-	-	-	713,924	-	-	-	714,924
Net loss	-	-									(60,875,716)	(60,875,716)
Balance at February 28, 2007	1,000,000	$1,000	1,519,292,086	$1,519,200	1,091,191	$67,384	$-	$17,778,261	$-	$-	$(95,272,329)	$(75,906,484)

See the accompanying notes to the consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended February 28,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(60,875,716)	$(8,554,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,986	9,115
Provision for bad debt expense	19,958	48,630
Provision for inventory obsolescence	116,573	-
Impairment of film library	233,200	-
Common stock issued in connection with services rendered, net of cancellations	269,800	50,000
Options issued for services rendered	3,100	-
Debt forgiveness	9,785	(104,986)
Amortization of deferred equity based expense	40,000	9,083
Accretion of convertible notes payable	1,429,999	748,305
Loss on conversion of notes and loans payable	1,609,668	-
Loss on conversion of secured convertible debt	580,505	-
Loss on conversion subordinate debt and interest	42,463	-
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities	54,412,274	6,034,623
(Increase) decrease in:
Accounts receivable	(106,284)	110,329
Advances officer	(13,873)	(746)
Loans receivable	-	1,245
Trade credits	39,928	-
Inventories	(131,702)	(189,844)
Advances related party	(79,899)	-
Prepaid interest	20,625	6,043
Prepaid royalties	40,924	(62,416)
Other prepaid expenses	2,865	(2,865)
Increase (decrease) in:
Cash overdraft	-	-
Accounts payable and accrued expenses	407,457	285,597
Net cash used in operating activities	(1,913,364)	(1,612,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in film library	-	(50,000)
Purchase of fixed assets	(8,645)	-
Net cash used in investing activities	(8,645)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscribed	15,000	60,000
Proceeds from issuance of convertible secured debentures	1,200,000	1,726,457
Repayments of notes and loans payable	(170,934)	(70,109)
Proceeds from notes and loans payable	765,000	51,767
Repayments of subordinated convertible debentures	(3,000)	-
Repayments of notes payable-related party	(50,189)	(34,619)
Proceeds from notes payable-related party	115,311	2,200
Net cash provided from financing activities	1,871,188	1,735,696

Net (decrease) increase in cash and cash equivalents	(50,821)	72,952
Cash and cash equivalents at beginning of period	73,992	1,040
Cash and cash equivalents at end of period	$23,171	$73,992

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

See the accompanying notes to the consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Business and Basis of Presentation

Collectible Concepts Group, Inc. (the “Company”) was formed on March 1, 1986 as “Amour Corporation” under the laws of Delaware. The name was changed in September 1988 to Bard Sports Group. On February 28, 1993, the name was changed to “USA Sports Corp”. On April 27, 1999, the name was changed to “Collectible Concepts Group, Inc.”

Principles of Consolidation

The consolidated financial statements include the accounts of Collectible Concepts Group, Inc. and its two wholly owned subsidiaries, Team Sports Specialties Corporation and Music Art Corporation (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

For revenue from product/contract sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: 1) Persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the selling price is fixed and determinable; and 4) collectibility is reasonably assured.

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the company and the customer jointly determine that the product has been delivered or no refund will be required. At February 28, 2007 and 2006; the Company did not have any deferred revenues. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonable assured and title and risk of ownership is passed to the customer, which is usually upon shipment. However, certain customers may request to take title and risk of ownership prior to shipment. Revenue for these transactions is recognized only when:

1. Title and risk of ownership have passed to the customer;

2. The Company has obtained a written fixed purchase commitment;

3. The customer has requested the transaction be on a bill and hold basis;

4. The customer has provided a delivery schedule;

5. All performance obligations related to the sale have been completed;

6. The product has been processed to the customer’s specifications, accepted by the customer and made ready for shipment;

7. The product is segregated and is not available to fill other orders.

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the company. There were no bill and hold transactions at February 28, 2007 and 2006.

Currently, there are no warranties provided with the purchase of the Company‘s products. The cost of replacing defective products and product returns have been immaterial and within management’s expectations. In the future, when the Company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At February 28, 2007 and 2006, allowance for doubtful account balance was $30,516 and $10,517, respectively.

Cash Equivalents

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Advances Officer

The Company has set up certain bank accounts in an officer’s name to help facilitate payments as the Company rebuilds its credit worthiness.

Inventories

Inventories are stated at the lower of cost or market determined by the weighted average cost method. Inventories consist of products available for sale to distributors and customers.

Components of inventories as of February 28, 2007 and 2006 are as follows:

	2007	2006
Finished goods	$321,546	$189,844
Less: allowance for obsolescence	(116,573)	-
Net	$204,973	$189,844

Property and Equipment

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Computer	5 years
Office equipment	3 to 5 years

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). SFAS 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $121,905 and $12,950 as advertising costs for the years ended February 28, 2007 and 2006, respectively.

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

Segments

The Company applies Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprises and Related Interpretation.” The Company operates in one segment and therefore segment information is not presented.

Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers as revenue and the related costs as cost of sales. Such fees and costs are primarily comprised of outbound freight. Shipping and handling fees are included in revenues in the accompanying consolidated statements of income.

Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. The assumed conversion of convertible debt into 101,791,424,914 common shares and 150,578,931 common shares as of February 28, 2007 and 2006, respectively, and the exercise of outstanding options and warrants to purchase 17,536,184 common shares and 826,152 common shares as of February 28, 2007 and 2006, respectively, were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for all periods presented-See Note H. As of February 28, 2007, the Company does not have enough common shares available to convert all the eligible debt to shares if the debt holders elected to convert all of their notes and to issue the required number of shares of common stock to be issued per the statement of stockholders' deficiency.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). For the year ended February 28, 2007 and 2006, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Non monetary/barter transactions

The Company consummated contracts whereby the Company, for product delivered, has available for usage: media, goods and services with certain restrictions and limitations collectively referred to as “trade credits”. Since collectiblity cannot be reasonably assured, the Company records these transactions as benefit is received.

Stock based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the year ended February 28, 2007 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before February 28, 2006 and during the year ended February 28, 2007 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006 and for year ended February 28, 2007.

Accounting for investments

As more fully described in Note H, the Company owns 37.5% of Andrew Sports Venture, a Joint Venture operation. The Company accounts for their investment using the Equity method of accounting. For the year ended February 28, 2007 and 2006, the Joint Venture did not recognize any income or loss requiring the Company to record its pro-rata portion. The Company received $30,740 in management fees from the Joint Venture operation.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155. “ Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We did not have a material impact on our consolidated financial position, results of operations or cash flows.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment at February 28, 2007 and 2006 are as follows:

	2007	2006
Computer and office equipment	$134,825	$126,179
Less: accumulated depreciation	(127,435)	(125,049)

Net property and equipment	$7,390	$1,130

The total depreciation expense for the years ended February 28, 2007 and 2006 amounted to $14,986 and $4,915, respectively.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at February 28, 2007 and 2006 are as follows:

	2007	2006
Accounts payable	$1,452,267	$1,378,816
Accrued interest, of which $77,456 is for related party	618,010	576,093
Accrued payroll and payroll taxes	255,364	323,157
Accrued royalties	314,747	335,344
Other accrued expenses	297,868	285,315
Total	$2,938,256	$2,898,725

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE E - CONVERTIBLE SECURED DEBENTURES

Notes payable at February 28, 2007 and 2006 are as follows:

	2007	2006
10% convertible debenture dated May 2000, face value of $400,000, due one year from the date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $4.00 (See Note H) or b) 25% of market value. The Company has granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)	$145,406	$258,820

12% convertible debenture dated May 28, 2002, face value of $75,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	$75,000	$75,000

15% convertible debenture dated November 26, 2002, face value of $250,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	250,000	250,000

15% convertible debenture dated May 15, 2003, face value of $25,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	25,000	25,000

15% convertible debenture dated June 20, 2003, face value of $25,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	25,000	25,000

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

2007	2006
15% convertible debenture dated July 23, 2003, face value of $25,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
25,000	25,000

15% convertible debenture dated November 14, 2003, face value of $50,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
$50,000	$50,000

15% convertible debenture dated January 13, 2004, face value of $50,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
50,000	50,000

15% convertible debenture dated February 13, 2004, face value of $25,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
25,000	25,000

15% convertible debenture March 16, 2004, face value of $100,000, due one year from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
100,000	100,000

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

2007	2006
15% convertible debenture dated May 28, 2004, face value of $550,000, due two years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
550,000	482,945

15% convertible debenture dated September 30, 2004, face value of $250,000, due two years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.26 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
$250,000	$176,712

10% convertible debenture dated May 18, 2005, face value of $400,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.16 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
237,808	104,475

10% convertible debenture dated July 7, 2005, face value of $850,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.16 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
466,530	183,196

2% convertible debenture dated September 29, 2005, face value of $302,597, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.16 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
142,870	42,004

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

2007	2006
10% convertible debenture dated January 20, 2006, face value of $400,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.16 (See Note H) or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
147,580	14,247

8% convertible debenture dated March 23, 2006, face value of $400,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $3.00 (See Note H) or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
$124,932	-0-

8% convertible debenture dated May 31, 2006, face value of $500,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $3.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
124,658	-0-

2% convertible debenture dated December 31, 2006, face value of $270,430, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.0016 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
14,571	-0-

8% convertible debenture dated January 23, 2007, face value of $250,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
8,219	-0-

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

	2007	2006
8% convertible debenture dated February 22, 2007, face value of $50,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	274	-0-
	2,837,848	1,887,399
Less current portion	2,837,848	1,887,399

Long term portion	$-0-	$-0-

The Company entered into a Securities Purchase Agreement with accredited investors in May 2000 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 40,000 shares (See Note H) of the Company’s common stock at an exercise price of $20.00 (See Note H) for five years. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $4.00 (See Note H) or b) 25% of the current market value. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of February 28, 2007, the remaining balance of these debentures of $145,406 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 28, 2002 for the issuance of an aggregate of $75,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,500 shares (See Note H) of the Company’s common stock at an exercise price $0.50 (See Note H) for five years. The Convertible Notes accrue interest at 12% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $75,000 in exchange for net proceeds of $75,000. As of February 28, 2007, the remaining balance of these debentures of $75,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on November 26, 2002 for the issuance of an aggregate of $250,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 5,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.45 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of February 28, 2007, the remaining balance of these debentures of $250,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 15, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares (See Note H) of the Company’s common stock at an exercise price of $0.40 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of February 28, 2007, the remaining balance of these debentures of $25,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on June 20, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares (See Note H) of the Company’s common stock at an exercise price of $0.20 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of February 28, 2007, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on July 23, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares of the Company’s common stock at an exercise price of $0.10 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of February28, 2007, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on November 14, 2003 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.10 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of February 28, 2007, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on January 13, 2004 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.10 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of February 28, 2007, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on February 13, 2004 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares (See Note H) of the Company’s common stock at an exercise price of $0.15 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of February 28, 2007, the remaining balance of these debentures of $25,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on March 16, 2004 for the issuance of an aggregate of $100,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 2,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.15 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $100,000 in exchange for net proceeds of $100,000. As of February 28, 2007, the remaining balance of these debentures of $100,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 28, 2004 for the issuance of an aggregate of $550,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 16,500 shares (See Note H) of the Company’s common stock at an exercise price of $3.00 for seven years. The Convertible Notes accrue interest at 15% per annum and were due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $550,000 in exchange for net proceeds of $550,000. As of February 28, 2007, the remaining balance of these debentures of $550,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on September 30, 2004 for the issuance of an aggregate of $250,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 12,500 shares (See Note H) of the Company’s common stock at an exercise price of $3.00 for seven years. The Convertible Notes accrue interest at 15% per annum and were due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.26 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of February 28, 2007, the remaining balance of these debentures of $250,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 18, 2005 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 473,684 shares (See Note H) of the Company’s common stock at an exercise price of $0.16 (See Note H) for five years. The Convertible Notes accrue interest at 10% per annum (current default rate of 15%) and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of February 28, 2007, the remaining balance of these debentures of $400,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on July 7, 2005 for the issuance of an aggregate of $850,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 17,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.16 (See Note H) for five years. The Convertible Notes accrue interest at 10% per annum (current default rate of 15%) and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $850,000 in exchange for net proceeds of $850,000. As of February 28, 2007, the remaining balance of these debentures of $850,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on September 29, 2005 for the issuance of an aggregate of $302,597 of convertible notes (“Convertible Notes”) in exchange for accrued interest due said accredited investors. The Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $302,597 in exchange for net proceeds of $302,597. As of February 28, 2007, the remaining balance of these debentures of $302,597 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on January 20, 2006 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 4,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.20 (See Note H) for five years. The Convertible Notes accrue interest at 10% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note H) or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of February 28, 2007, the remaining balance of these debentures of $400,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on March 23, 2006 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.50 (See Note H) for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $3.00 (See Note H) or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of February 28, 2007, the remaining balance of these debentures of $400,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 31, 2006 for the issuance of an aggregate of $500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.50 (See Note H) for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $3.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $500,000 in exchange for net proceeds of $500,000. As of February 28, 2007, the remaining balance of these debentures of $500,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on December 31, 2006 for the issuance of an aggregate of $270,430 of convertible notes (“Convertible Notes”). Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.0016 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $270,430 in exchange for accrued interest owed of $270,430. As of February 28, 2007, the remaining balance of these debentures of $270,430 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on January 23, 2007 for the issuance of an aggregate of $250,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.009 for seven years. The Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of February 28, 2007, the remaining balance of these debentures of $250,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on February 22, 2007 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.009 for seven years. The Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of February 28, 2007, the remaining balance of these debentures of $50,000 is still unpaid and in default.

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

The following table summarizes the various components of the convertible debentures as of February 28, 2007 and 2006:

	2007	2006
Convertible debentures described above (net of conversions)	$4,993,433	$3,636,417
Less: discount	(2,155,585)	(1,749,018)
Convertible debentures as reported	$2,837,848	$1,887,399

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE F - CONVERTIBLE SUBORDINATED DEBENTURES

Convertible subordinated debentures as of February 28, 2007 and 2006 are as follows:

	2007	2006
12% convertible debenture, unsecured with a maturity of August 2001. The debenture is convertible into the Company’s common stock at $5.00 (See Note H) per share. The note is currently in default.	$-	$40,000

12% convertible debenture, unsecured with a maturity at August 2001. The debenture is convertible into the Company’s common stock at $7.50 (See Note H) per share. The note is currently in default.	25,000	31,800

12% convertible debenture, unsecured with an original one year maturity at May 2004. The debenture is convertible into the Company’s common stock at $4.00 (See Note H) or 50% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The note is currently in default	9,500	55,500
Total	34,500	127,300
Less: current portion	(34,500)	(127,300)
Long term debt	$-	$-

NOTE G - LOAN AGREEMENTS

In March 2006, the Company entered into an agreement with an individual investor whereby the investor agreed to provide up to $750,000 with an interest rate of 10% per annum, payable annually, maturing one year from each draw. The Company, at its option, can repay the debt in cash or may elect to convert any of the loans into shares of its common stock at 50% of the closing bid of the previous day. As of February 28, 2007, the Company has borrowed $340,750, net, from this facility, which is included in notes and loans payable.

The Company has various unsecured notes and loans payable to certain individuals and*investors with interest ranging from 8% to 12% per annum with various maturity dates up through January 2007, the Company currently owes $309,063 and is in default with the balances remaining unpaid as of February 28, 2007, the Company owed $483,459 as of February 28, 2006.

NOTE H - CAPITAL STOCK

Series A - Convertible Preferred Stock

On September 4, 2006, the Company filed a Certificate of Designation creating a $0.001 par value Series A Convertible Preferred Stock for 1,000,000 shares.

The holders of record of the Series A Convertible Preferred stock shall have the right, at their option, at any time subsequent to the date on which the Closing Bid Price of the Company’s common stock is at least $0.05 (See Note H), to convert any or all of such holder’s shares of Series A Convertible Preferred stock into such number of fully paid and non-assessable shares of the Company’s common stock equal to the number of shares of Series A - Convertible Preferred stock multiplied by 20 (See Note H).

The holders of the Series shall have the right to vote, separately, in person or by proxy, at a special or annual meeting of the shareholders, on all matters voted on by the holders of the Common Stock voting together as a single class with other shares entitled to vote. With respect to any such vote, each share of Series A Preferred Stock shall entitle the holder at cast 60 (See Note H) votes per share of Series A Preferred stock.

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
FEBRUARY 28, 2007 AND 2006

NOTE H - CAPITAL STOCK (continued)

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

Common Stock

On December 14, 2006, the Company affected a one-for-one hundred reverse stock split of it authorized and outstanding shares of common stock, $0.001 par value. Total authorized shares were reduced from 15,000,000,000 to 10,000,000,000 shares. All references in the financial statements and notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated 6,996,950 shares of common stock issued and outstanding as of February 28, 2006.

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

During the year ended February 28, 2007, the Company issued 1,080,000 (See above) shares of common stock for $60,000 received in fiscal 2006 and 270,000 (See above) shares of common stock for $15,000 received in first quarter of fiscal 2007. In addition, the Company issued 1,435,000 (See above) common shares under a late issuance stock subscription provision.

During the year ended February 28, 2007, the Company issued 344,887,000 (See above) shares of its common stock for $629,800 of services rendered.

During the three months ended May 31, 2006, the Company converted $63,804 of convertible secured debentures into 6,042,000 (See above) shares of common stock having a fair value of $417,071. The conversion of debt to stock was based upon conversion prices set forth in the Securities Purchase Agreement (see Note E). The loss of $353,267 on these conversions was included in the Loss on adjustment of derivative and warrant liability to fair value.

During the three months ended May 31, 2006, the Company converted $89,800 of convertible subordinated debentures and $48,749 in related interest into 4,525,390 (See above) shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors (See note F) for prices below the conversion prices at date of original issuance. The Company recognized a financing cost of $42,464 on these conversions.

During the three months ended May 31, 2006, the Company converted $147,150 of notes and loans payable into 11,341,610 (See above) shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors. The Company recognized a financing cost of $411,917 on these conversions.

During the three months ended August 31, 2006, the Company converted $152,500 of loans payable into 45,000,000 (See above) shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors. The Company recognized a financing cost of $477,500 on these conversions

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE H - CAPITAL STOCK (continued)

During the three months ended August 31, 2006, the Company converted $21,444 of convertible secured debentures into 6,889,054 (See above) shares of common stock having a fair value of $93,791. The conversion of debt to stock was based upon conversion prices set forth in the Securities Purchase Agreement (see Note E). The loss of $72,347 on these conversions was included in the Loss on adjustment of derivative and warrant liability to fair value.

During the three months ended November 30, 2006, the Company converted $25,000 of loans payable into 9,000,000 (See above) shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors. The Company recognized a financing cost of $75,000 on these conversions

During the three months ended November 30, 2006, the Company converted $3,900 of convertible secured debentures into 1,500,000 (See above) shares of common stock having a fair value of $15,000. The conversion of debt to stock was based upon conversion prices set forth in the Securities Purchase Agreement (see Note E). The loss of $11,100 on these conversions was included in the Loss on adjustment of derivative and warrant liability to fair value.

During the three months ended February 28, 2007, the Company converted $24,266 of convertible secured debentures into 215,198,952 (See above) shares of common stock having a fair value of $130,992. The conversion of debt to stock was based upon conversion prices set forth in the Securities Purchase Agreement (see Note E). The loss of $106,726 on these conversions was included in the Loss on adjustment of derivative and warrant liability to fair value.

During the three months ended February 28, 2007, the Company converted $235,750 of loans payable into 840,999,332 (See above) shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors. The Company recognized a financing cost of $707,250 on these conversions

NOTE I - STOCK OPTIONS

In December 2003, the Company issued 200,000 options to a consultant having a ten-year term. The exercise price is $0.10 for the first 50,000 options, $0.20 for the next 50,000 options, $0.30 for the next 50,000 options and $0.40 for the last 50,000 options. The only restriction is that no more than 50,000 options can be exercised in any one year. The total expense associated with issuing the options of $40,000 is being recognized over the earliest periods that the options may be exercised. The expense associated with these options was $7,083 and $15,833 for the year ended February 28, 2007 and 2006, respectively.

In September 2004, the Company issued 200,000 options to an advisor having a five-year term. The exercise price is $0.15. The options are immediately exercisable. The fair value of the options of $3,000 was expensed during the year ended February 28, 2005. This agreement including the options was cancelled during fiscal year ended February 28, 2007.

In May 2005, the Company issued 1,200,000 options to an advisor having a three-year term. The exercise price is $0.30. The options are immediately exercisable. The fair value of the options of $7,200 is being amortized over the life of the contract. The expense associated with these options was $2,000 for the year ended February 28, 2006. The advisor is also to receive 5% of sales on certain licensing agreements. This agreement including the options was cancelled during fiscal year ended February 28, 2007.

The weighted average fair value of the options granted during the year, using the Black-Scholes option pricing model, was $0.06. The significant assumptions used to determine the fair value are as follows:

Risk-free interest rate:	5.25%
Expected stock price volatility:	108%
Expected dividend payout	-
Expected option life-years (a)	1

(a) The expected option life is based on contractual expiration dates

The following is a summary of the status of stock option activity for the fiscal years ended February 28, 2007 and 2006:

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE I - STOCK OPTIONS (continued)

	Options	Weighted Average Exercise Price

Outstanding as of February 29, 2005	220,071	$.3
Granted	120,000	$.3
Exercised	-	-
Forfeited	-	-
Expired	(71)	$7.00
Outstanding as of February 28, 2006	340,000	$.3
Granted	-	-
Exercised	-	-
Forfeited	(140,000)
Expired	________	-
Outstanding as of February 28, 2007	200,000	$.3

NOTE J - INCOME TAXES

The components of the (benefit) provision for income taxes from continuing operations are as follows:

	2007	2006
Current (benefit) provision: federal	$—	$—
Current provision: state	—	—
Total current provision	—	—

Deferred provision: federal	—	—
Deferred provision: state	—	—
Total deferred provision	—	—

Total provision (benefit) for income taxes from continuing operations	$—	$—

Significant items making up the deferred tax assets and deferred tax liabilities are as follows:

	2007	2006
Long-term deferred taxes:
Unrealized losses on change fair value of the derivative and warrant Liabilities	$11,135,962	$4,672,620
Operating loss carryforwards and tax credits	(21,758,025)	(13,097,147)
Less valuation allowance	(10,622,063)	(8,424,527)

Total net deferred tax liabilities	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2007 and 2006 for the full amount of the deferred tax asset due to the uncertainty of realization.  Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at February 28, 2007.  The valuation allowance as of March 1, 2006 was $8,424,527.  The net change in the valuation allowance during the year ended February 28, 2007 was a increase of $2,197,536. The valuation allowance as of March 1, 2007 was $10,622,063.

The Company had net operating loss carry-forwards for federal income tax purposes of approximately $29,641,900 at February 28, 2007.  These net operating loss carry-forwards expire at various dates from 2013 through 2025.

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	2007	2006
Federal Statutory Rate	35%	35%
State taxes, net	10%	10%
Permanent differences	-32%	-11%
Valuation allowance	13%	34%
Effective income tax (benefit) provision rate from continuing operations	-%	-

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE K - COMMITMENTS AND CONTINGENCIES

Lease

The Company is currently leasing its office located at 1600 Lower State Road Doylestown, PA. 18901. The Company is current is rent is $ 2,220 per month and the lease currently runs month to month and may be terminated by either party with a thirty day notice.

Employment agreement

Mr. Lipschutz’s initial base salary under the Employment Agreement for calendar year 1999 was $125,000. During the calendar year 2000 and for each year thereafter, Mr. Lipschutz is entitled to an additional salary based on our gross sales as follows:

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

Licenses

The Company has entered into various licensing agreements (the “Agreements”) for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional, minor league and college sports teams. The Agreements for the collectibles initially expired at various dates through 2004 and generally require the Company to pay a royalty of between 9% and 12% of sales, with certain minimum royalty payments required. The Company has decided not to renew royalty agreements as they pertain to college sports teams and current and future movie characters. The unpaid minimum royalty fees of $310,390 ($209,750 which are owed on non renewed agreements) related to these agreements are included in accrued expenses in the accompanying consolidated balance sheet. Royalty expense amounted to approximately $55,485 and $154,617 for the years ended February 28, 2007 and 2006, respectively.

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
FEBRUARY 28, 2007 AND 2006

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

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

Payroll Related Taxes

The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The estimated liability that is included in accrued expenses was approximately $196,000 as of February 28, 2006 and 2007 which includes penalties and interest.

Other Contingencies

In the normal course of business the Company is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the accompanying consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any costs that may be incurred in excess of those amounts provided as of February 28, 2007 cannot currently be determined.

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
FEBRUARY 28, 2007 AND 2006

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

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

On April 30, 2006, the Company entered into a Joint Venture Agreement with Gridworks, Inc. of Elgin, Iowa. Under the agreement, a new corporation called American Sports Ventures, Inc. was formed of which the Company, Gridworks and an individual investor are shareholders with ownership percentages of 37.5%, 37.5% and 25%, respectively. Gridworks is a licensed manufacturer of wood sports collectibles. Under the terms of the agreement, the Company and the individual investor will provide the capital necessary to fund the Gridworks operations as well as all marketing and other operating expenses associated with American Sports Ventures, Inc. Gridworks will be providing its wood collectibles to American Sports Ventures at cost and the Company will be executing various marketing initiatives to sell the products. Net profits, if any, from operations will be distributed to the shareholders in accordance with their respective ownership percentage. The Company is obligated to meet certain minimum purchase requirements. American Sports Ventures, Inc. The Joint Venture has recognized no income; therefore the Company will recognize no income from the Joint Venture.

On January 3, 2007, the Company entered into an agreement to purchase a Wi-Fi TV station form Wi-Fi TV, Inc. The cost of this station is $12,500 to be financed by Wi-Fi TV, Inc. The $12,500 is due in 4 quarterly payments of $3,125 each, with the first payment due by March 31, 2007. The Wi-Fi TV provides communication mediums which allow access to a larger market.

Concentrations

For the year ended February 28, 2007 and 2006, 26% and 72%, of the Company’s revenues were derived from its three largest customers, respectively.

For the year ended February 28, 2007 and 2006, 95% and 84%, of the Company’s purchases were made from its 3 and 4 largest vendors, respectively, of which 32% and 30% of the total 2007 and 2006 purchases respectively, were from American Sports Venture, Inc., a related party (See Note H).

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

The Company obtains a significant portion of its new borrowings from one investment group. During the year ended February 28, 2007, the Company borrowed $300,000 from this investment group. As of February 28, 2007, a total of $4,993,433 was owed to this investment group (See Note E).

Debt Conversions

As of February 28, 2007, the Company did not have a sufficient number of authorized shares of common stock available if all of the convertible secured and convertible subordinated debenture holders decided to convert their debt into the Company’s common stock. The Company has increased the number of authorized shares to 10,000,000,000 (See Note H) to partly rectify the situation but a possible shortfall may exist. The provisions of the convertible secured debentures call for a 24% penalty on the amount of debt a note holder attempts to convert and if there are not enough authorized shares available to do so (See Note H with regard to the convertible secured debentures). However the convertible subordinated debenture agreements do not contain a provision to address the inability of the debt holders to convert and the possible financial effects of this are unknown (See Notes I).

In the year ended February 28, 2007, the Company recorded a discount on convertible secured debentures with a corresponding increase in the derivative and warrant liabilities.

NOTE L - RELATED PARTY TRANSACTIONS

The Company has an employment agreement with its president, who has elected in the past to defer a portion of his salary in support of the cash needs of the Company. As of February 28, 2007 and 2006, the amount of salary deferred was $-0- and $575,537, respectively, which is included in accrued expenses - related parties. Also $-0- and $168,975 of accrued compensation were due to the Company’s President’s wife as of February 28, 2007 and 2006, respectively. On September 4, 2006 the Company issued 1,000,000 shares of Series A Preferred Stock in settlement of the accrued salary obligations (See Note H).

The Company has loans payable of $67,000, which are included as loans payable - related party in the accompanying consolidated balance sheet, due to a related party as of February 28, 2007. During the year ended February 28, 2007, the Company recorded interest expense of $1,501 relating to loans from its president and other related parties and $41,225 in accrued interest was payable relating to these loans as of February 28, 2007, which is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE M - NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

During the year ended February 28, 2007, the Company converted $113,414 of convertible secured debentures into 229,630,006 (See Note H) shares of common stock and a $604,271 loss on adjustment of derivative and warrant liability to fair value was recognized accordingly.

During the year ended February 28, 2007, the Company converted $89,800 of convertible subordinated debentures and $48,749 of related interest into 4,525,390 (See Note H) shares of common stock and $42,464 financing cost was recognized accordingly.

During the year ended February 28, 2007, the Company converted $560,400 of notes and loans payable into 906,340,942 (See Note H) shares of common stock and a $1,609,668 financing cost was recognized accordingly.

During the year ended February 28, 2007, the Company received $376,227 in trade credits for sale of inventory included in revenue. As of February 28, 2007, the Company has reserved fully against these trade credits against sales revenue.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE N - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the year ended February 28, 2007, the Company had a working capital deficiency of $6,039,101, a stockholders’ deficiency of $75,906,484 a net loss of $60,875,716 and net cash used in operations of $1,913,364. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain convertible secured and convertible subordinated debentures, and notes and loans payables. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of certain convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE O - SUBSEQUENT EVENTS

On March 14, 2007, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”). The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.03 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

On June 5, 2007, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $700,000 of convertible notes (“Convertible Notes”). The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.03 (See Note F) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

Subsequent to February 28, 2007, the Company converted $139,166 in loans payable into 1,749,999,997 shares of its common stock, $46,447 in secured convertible debentures into 1,498,261,000 shares of its common stock and has issued 47,567,884 common stock shares as payment towards an anti-dilution agreement (Note F).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 28, 2006, Collectible Concepts Group, Inc. (the “Company”) engaged the firm of RBSM LLP, formerly Russell Bedford Stefanou Mirchandani LLP (“Russell Bedford”) to serve as its independent registered public accountants for the fiscal year ending February 28, 2007. On July 26, 2006, the Company received notice from Weinberg & Company, PC (“Weinberg”) that it was resigning as the Company’s independent registered public accountants. The decision to hire Russell Bedford was recommended and approved by the Company’s Board of Directors.

During the two fiscal years ended February 28, 2005 and 2006, and through July 26, 2006, (i) there were no disagreements between the Company and Weinberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Weinberg would have caused Weinberg to make reference to the matter in its reports on the Company’s financial statements, and (ii) except for Weinberg’s report on the Company's February 28, 2006 and 2005 financial statements dated June 23, 2006 and June 6, 2005, respectively, which included an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern, Weinberg’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to audit scope or accounting principles. During the two fiscal years ended February 28, 2006 and 2005 and through July 26, 2006, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During the two fiscal years ended February 28, 2006 and 2005 and through July 26, 2006, the Company has not consulted with Russell Bedford regarding either:

1.
The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to Russell Bedford nor oral advice was provided that Russell Bedford concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of February 28, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Names:	Ages	Titles:	Board of Directors
Paul Lipschutz	61	Chief Executive Officer	Director
Jay Lipschutz	39	Secretary	Director

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

Jay Lipschutz. Mr. Lipschutz has been our Secretary since December 2001 and a director since March 2006. From 1999 until December 2001, Mr. Lipschutz served as our director of shipping and receiving. Prior to 1999, Mr. Lipschutz served as the director of shipping and receiving at Children’s Hospital of Philadelphia. Jay Lipschutz and Paul Lipschutz are first cousins, once removed.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul S. Lipschutz, CEO (1)	2007	$165,375		$505,800					$671,175

(1) Mr. Lipschutz received an aggregate 626,000,000 shares of common stock as compensation for services in fiscal year 2007. For the fiscal year ended February 28, 2007, Mr. Lipschutz received $46,000 in salary and agreed to defer the remaining portion of his salary due to our financial condition.

Outstanding Equity Awards at Fiscal Year-End Table.

None.

Employment Agreements

Paul Lipschutz

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

Mr. Lipschutz’s initial base salary under the Employment Agreement for calendar year 1999 was $125,000. During the calendar year 2000 and for each year thereafter, Mr. Lipschutz is entitled to an additional salary based on our gross sales as follows:

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

Director Compensation

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action. Each director receives 50,000 shares of our common stock per quarter for their services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 5, 2007.

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED(1)		PERCENTAGE OF CLASS (2)

Paul Lipschutz	Common Stock	319,011,475	(3)	6.18%
1600 Lower State Road
Doylestown, PA 18901

Jay Lipschutz	Common Stock	26,015,000	(4)	*
1600 Lower State Road
Doylestown, PA 18901

All Officers and Directors	Common Stock	345,026,475	(5)	6.69%
As a Group (2 persons)

Paul Lipschutz	Series A Preferred Stock	750,000		75.00%

Jay Lipschutz	Series A Preferred Stock	50,000		5.00%

Marilyn Lipschutz	Series A Preferred Stock	200,000		20.00%

* Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 5, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 5,139,143,049 shares issued and outstanding on June 5, 2007.

(3) Include 295,184 shares and 200,000 shares of Series A Convertible Preferred Stock convertible into 4,000,000 shares of common stock owned by Paul Lipschutz wife, as to which Mr. Lipschutz disclaims beneficial ownership. Also includes 4 shares owned by the estate of Harvey Benson, of which Mr. Lipschutz serves as Executor and 750,000 shares of Series A Convertible Preferred Stock convertible into 15,000,000 shares of common stock.

(4) Includes 50,000 shares of Series A Convertible Preferred Stock convertible into 1,000,000 shares of common stock.

(5) Includes 1,000,000 shares of Series A Convertible Preferred Stock convertible into 20,000,000 shares of common stock.

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

As of June 5, 2007, we have not issued any stock or options to purchase shares of our common stock pursuant to our Incentive Stock Plan.

Equity Compensation Plan Information

The following table sets forth certain information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the existing equity compensation plans as of June 5, 2007.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)

Equity compensation plans approved by shareholders	0	—	50,000,000
Equity compensation plans not approved by shareholders	—	—	—

Total	0	—	50,000,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Beginning in fiscal year 1996, Mr. Lipschutz, our Chief Executive Officer, made various loans to us to assist with meeting our important expenditures.

At February 28, 2007, the principal amount of Mr. Lipschutz’s loan has increased to $57,334 through net borrowings. The loan accumulated $1,501 in interest during fiscal year 2007, and the loan had total accrued interest of $41,225 at February 28, 2007. The total amount owed to Mr. Lipschutz, with interest and principal on the loan, at February 28, 2007 was $98,559.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended February 28, 2007 and 2006, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $87,500 and $114,107, respectively.

Audit-Related Fees

Our independent registered public accounting firm did not bill the Company for any other audit-related work during fiscal years ended February 28, 2007 or 2006.

Tax Fees

Our independent registered public accounting firm did not bill the Company for tax related work during fiscal years ended February 28, 2007 or 2006.

All Other Fees

Our independent registered public accounting firm did not bill the Company for other services during fiscal years ended February 28, 2007 and 2006 respectively.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLECTIBLE CONCEPTS GROUP, INC.

Date: June 13, 2007	By:	/s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
Chief Executive Officer (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ PAUL S. LIPSCHUTZ Paul S. Lipschutz	Chief Executive Officer (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer	June 13, 2007

/s/ JAY LIPSCHUTZ Jay Lipschutz	Director	June 13, 2007