Form 10QSB
period 2007-03-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2007-07-13
CIK 1106946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2007

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
Yes ☐ No ☒

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 5,095,120,967 shares issued and outstanding as of July 13, 2007.

COLLECTIBLE CONCEPTS GROUP, INC.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2007	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,067	$23,171
Accounts receivable, net of allowance of $64,504 and $30,516, respectively	84,386	144,162
Inventories, net of allowance of $89,945 and $116,573	249,977	204,973
Advances, related party	-	79,899
Advance, officer	2,278	14,619
Prepaid royalties	34,343	21,392
Other prepaid expenses	100	100
Total current assets	376,151	488,316

Property and equipment, net	6,893	7,390

Other assets:
Trademarks	1,300	1,300
Deposits	3,200	3,200
Total other assets	4,500	4,500

TOTAL ASSETS	$387,544	$500,206

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,208,413	$2,938,256
Notes and loans payable	593,169	649,813
Loans payable, related party	47,138	67,000
Convertible subordinated debentures	33,300	34,500
Convertible secured debentures	3,082,559	2,837,848
Total current liabilities	6,964,579	6,527,417

Long term debt, less current maturities
Notes payable	200,000	200,000
Derivative liability related to convertible debentures	19,252,000	69,667,000
Warrant liability related to convertible debentures	5,250	12,273
Total long term liabilities	19,457,250	69,879,273
Total liabilities	26,421,829	76,406,690

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, Series A; par value $0.001 per share; 1,000,000 shares authorized, 1,000,000 and 1,000,000 issued and outstanding,	1,000	1,000
Common stock, par value $0.001 per share; 10,000,000,000 shares authorized, 4,815,120,967 and 1,519,292,086 issued and outstanding, respectively (Note F)	4,815,121	1,519,200
Common stock to be issued, 7,216,140 and 1,091,191, respectively (Note F)	73,085	67,384
Additional paid in capital (Note F)	15,349,254	17,778,261
Accumulated deficit	(46,272,745)	(95,272,329)
Total deficiency in stockholders' equity	(26,034,285)	(75,906,484)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$387,544	$500,206

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended May 31,
	2007	2006
REVENUES:
Net sales	$197,046	$443,795
Cost of sales	216,993	144,238
Gross profit (loss)	(19,947)	299,557

OPERATING EXPENSES
Selling and administrative	339,001	723,652
Depreciation and amortization	497	7,143
Total operating expenses	339,498	730,795

LOSS FROM OPERATIONS	(359,445)	(431,238)

Other income (expense)
Financing costs related to conversion of convertible debt	(697,002)	(454,381)
Gain (loss) on adjustment of derivative and warrant liability to fair value	50,472,023	(3,425,759)
Interest expense	(415,992)	(409,006)

Net Income (loss) before income taxes	48,999,584	(4,720,384)

Income taxes	-	-

NET INCOME (LOSS)	$48,999,584	$(4,720,384)

Net income (loss) per common shares outstanding (basic)	$0.01	$(0.32)

Net loss per common shares outstanding (fully diluted) (Note A)	Note A	N/A

Weighted average common shares outstanding (basic)-(Note F)	3,328,140,992	14,951,103

Weighted average common shares outstanding (fully diluted)-(Note F)	Note A	N/A

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MAY 31, 2007
(unaudited)

	Preferred	Stock	Common	Stock	Common stock to be issued:		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of February 28, 2007-Note F	1,000,000	$1,000	1,519,292,086	$1,519,200	1,091,191	$67,384	$17,778,261	$(95,272,329)	$(75,906,484)
Conversion of secured convertible debentures to common stock			1,498,261,000	1,498,261			(1,142,313)		355,948
Conversion of subordinated convertible debentures to common stock and interest to common stock			1,749,999,997	1,750,000			(1,233,333)		516,667
Common stock to be issued for anti-dilution note provisions					53,692,833	43,936	(43,936)		-
Common stock issued for anti-dilution note provisions			47,567,884	47,660	(47,567,884)	(38,235)	(9,425)		-
Net loss								48,999,584	48,999,584
Balance at May 31, 2007	1,000,000	$1,000	4,815,120,967	$4,815,121	7,216,140	$73,085	$15,349,254	$(46,272,745)	$(26,034,285)

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended May 31,
	2007	2006
Net income (loss)	$48,999,584	$(4,720,384)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	497	7,143
Provision for bad debt expense	33,988	8,885
Common stock issued in connection with services rendered	-	341,800
Amortization of deferred equity based expense	-	15,000
Accretion of convertible notes payable	291,158	287,821
Loss on conversion of notes and loans payable	387,500	-
Loss on conversion of secured convertible debt	309,502	454,381
Unrealized (income) loss on adjustment of derivative and warrant liability to fair value of underlying securities	(50,472,023)	3,425,759
(Increase) decrease in:
Accounts receivable	25,788	32,887
Trade credits	-	(401,589)
Inventories	(45,004)	(65,404)
Deposits on inventory	-	(125,765)
Advances, related party	79,899	-
Advance, officer	12,341	-
Prepaid interest	-	20,625
Prepaid royalties	(12,951)	22,243
Other prepaid expenses	-	2,765
Increase (decrease) in:
Accounts payable and accrued expenses	270,157	(2,437)
Net cash used in operating activities	(119,564)	(696,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(2,500)
Net cash used in investing activities	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscribed	-	15,000
Proceeds from issuance of convertible secured debentures	50,000	900,000
Repayments of subordinated convertible debentures	(1,200)	-
Repayments of notes and loans payable	(22,478)	(75,000)
Proceeds from notes and loans payable	95,000	285,000
Repayments of notes payable-related party	(35,582)	(835)
Proceeds from notes payable-related party	15,720	100
Net cash provided from financing activities	101,460	1,124,265

Net (decrease) increase in cash and cash equivalents	(18,104)	425,495
Cash and cash equivalents at beginning of period	23,171	74,738
Cash and cash equivalents at end of period	$5,067	$500,233

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Business and Basis of Presentation

Basis of Presentation

These unaudited condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008. The accompanying unaudited condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2007.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the company and the customer jointly determine that the product has been delivered or no refund will be required. At May 31, 2007 and February 28, 2007; the Company did not have any deferred revenues. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

6. The product has been processed to the customer’s specifications, accepted by the customer and made ready for shipment;

7. The product is segregated and is not available to fill other orders.

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the company. There were no bill and hold transactions at May 31, 2007 and February 28, 2007.

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

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At May 31, 2007 and February 28, 2007, allowance for doubtful account balance was $64,504 and $30,516, respectively.

Advances Officer

The Company has set up certain bank accounts in an officer’s name to help facilitate payments as the Company rebuilds its credit worthiness.

Inventories

Inventories are stated at the lower of cost or market determined by the weighted average cost method. Inventories consist of products available for sale to distributors and customers.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Inventories (continued)

Components of inventories as of May 31, 2007 and February 28, 2007 are as follows:

	May 31, 2007	February 28, 2007
Finished goods	$339,922	$321,546
Less: allowance for obsolescence	(89,945)	(116,573)
Net	$249,977	$204,973

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $6,403 and $6,032 as advertising costs for the three months ended May 31, 2007 and 2006, respectively.

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers as revenue and the related costs as cost of sales. Such fees and costs are primarily comprised of outbound freight. Shipping and handling fees are included in revenues in the accompanying consolidated statements of income.

Income (Loss) per Share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended May 31, 2007:

Three Months Ended May 31, 2007
Net income used in computing basic net income per share	$48,999,584
Impact of assumed assumptions:
Accretion of convertible debenture charged to interest expense	291,158
Impact of equity classified as liability:
Gain on debt derivative and warrant liability marked to fair value	(50,472,023)
Net loss in computing diluted net loss per share:	$(1,181,281)

The weighted average shares outstanding used in the basic net income per share computations for the three months ended May 31, 2007 was 3,328,140,992. In determining the number of shares used in computing diluted loss per share, the Company added approximately 206,879,457,600 potentially dilutive securities for the three months ended May 31, 2007. The potentially dilutive securities added were mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the three months ended May 31, 2007 was $0.00.

 As of May 31, 2007, the Company does not have enough common shares available to convert all the eligible debt to shares if the debt holders elected to convert all of their notes and to issue the required number of shares of common stock to be issued per the statement of stockholders' deficiency.

Non monetary/barter transactions

The Company consummated contracts whereby the Company, for product delivered, has available for usage: media, goods and services with certain restrictions and limitations collectively referred to as “trade credits”. Since collectiblity cannot be reasonably assured, the Company records these transactions as benefit is received.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Stock based compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented SFAS No. 123(R) on March 1, 2006 using the modified prospective method.

The Company made no employee stock-based compensation grants before February 28, 2007 and during the thee months ended May 31, 2007 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2007 and for three months ended May 31, 2007.

Accounting for investments

As more fully described in Note H, the Company owns 37.5% of Andrew Sports Venture, a Joint Venture operation. The Company accounts for their investment using the Equity method of accounting. For the three months ended May 31, 2007 and 2006, the Joint Venture did not recognize any income or loss requiring the Company to record its pro-rata portion.

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE B - FILM LIBRARY (continued)

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment at May 31, 2007 and February 28, 2007 are as follows:

	May 31, 2007	February 28, 2007
Computer and office equipment	$134,825	$134,825
Less: accumulated depreciation	(127,932)	(127,435)

Net property and equipment	$6,893	$7,390

The total depreciation expense for the three months ended May 31, 2007 and 2006 amounted to $497 and $7,143, respectively.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at May 31, 2007 and February 28, 2007 are as follows:

	May 31, 2007	February 28, 2007
Accounts payable	$1,540,589	$1,452,267
Accrued interest, of which $42,125 is for related party	740,066	618,010
Accrued payroll and payroll taxes	253,393	255,364
Accrued royalties	312,037	314,747
Other accrued expenses	362,328	297,868
Total	$3,208,413	$2,938,256

NOTE E - CONVERTIBLE SECURED DEBENTURES

Notes payable at May 31, 2007 and February 28, 2007 are as follows:

	May 31, 2007	February 28, 2007
10% convertible debenture dated May 2000, face value of $400,000, due one year from the date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $4.00 (See Note H) or b) 25% of market value. The Company has granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)	$98,960	$145,406

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

May 31, 2007	February 28, 2007
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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

May 31, 2007	February 28, 2007
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
550,000	550,000

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

May 31, 2007	February 28, 2007
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
$250,000	$250,000

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
271,415	237,808

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
537,945	466,530

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
168,294	142,870

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
181,187	147,580

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

May 31, 2007	February 28, 2007
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
$158,539	$124,932

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
166,666	124,658

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
37,292	14,571

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
29,224	8,219

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
$4,475	$274

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

	May 31, 2007	February 28, 2007
8% convertible debenture dated March 14, 2007, face value of $50,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	$3,562	$-0-
	3,082,559	2,837,848
Less current portion	3,082,559	2,837,848

Long term portion	$-0-	$-0-

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

The Company entered into a Securities Purchase Agreement with accredited investors on May 28, 2002 for the issuance of an aggregate of $75,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,500 shares (See Note H) of the Company’s common stock at an exercise price $0.50 (See Note H) for five years. The Convertible Notes accrue interest at 12% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $75,000 in exchange for net proceeds of $75,000. As of May 31, 2007, the remaining balance of these debentures of $75,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on November 26, 2002 for the issuance of an aggregate of $250,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 5,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.45 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of May 31, 2007, the remaining balance of these debentures of $250,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 15, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares (See Note H) of the Company’s common stock at an exercise price of $0.40 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of May 31, 2007, the remaining balance of these debentures of $25,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on June 20, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares (See Note H) of the Company’s common stock at an exercise price of $0.20 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of May 31, 2007, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on July 23, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares of the Company’s common stock at an exercise price of $0.10 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of May 31, 2007, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on November 14, 2003 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.10 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of May 31, 2007, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on January 13, 2004 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.10 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of May 31, 2007, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on February 13, 2004 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares (See Note H) of the Company’s common stock at an exercise price of $0.15 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of May 31, 2007, the remaining balance of these debentures of $25,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on March 16, 2004 for the issuance of an aggregate of $100,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 2,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.15 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $100,000 in exchange for net proceeds of $100,000. As of May 31, 2007, the remaining balance of these debentures of $100,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 28, 2004 for the issuance of an aggregate of $550,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 16,500 shares (See Note H) of the Company’s common stock at an exercise price of $3.00 for seven years. The Convertible Notes accrue interest at 15% per annum and were due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $550,000 in exchange for net proceeds of $550,000. As of May 31, 2007, the remaining balance of these debentures of $550,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on September 30, 2004 for the issuance of an aggregate of $250,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 12,500 shares (See Note H) of the Company’s common stock at an exercise price of $3.00 for seven years. The Convertible Notes accrue interest at 15% per annum and were due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.26 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of May 31, 2007, the remaining balance of these debentures of $250,000 is still unpaid and in default.

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

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

The Company entered into a Securities Purchase Agreement with accredited investors on December 31, 2006 for the issuance of an aggregate of $270,430 of convertible notes (“Convertible Notes”). Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.0016 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $270,430 in exchange for accrued interest owed of $270,430. As of May 31, 2007, the remaining balance of these debentures of $270,430 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

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

The Company entered into a Securities Purchase Agreement with accredited investors on March 14, 2007 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.009 for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000.

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The following table summarizes the various components of the convertible debentures as of May 31, 2007 and February 28, 2007:

	May 31, 2007	February 28, 2007
Convertible debentures described above (net of conversions)	$4,996,987	$4,993,433
Less: discount	(1,914,428)	(2,155,585)
Convertible debentures as reported	$3,082,559	$2,837,848

 NOTE F - CONVERTIBLE SUBORDINATED DEBENTURES

Convertible subordinated debentures as of May 31, 2007 and February 28, 2007:

	May 31, 2007	February 28, 2007
12% convertible debenture, unsecured with a maturity at August 2001. The debenture is convertible into the Company’s common stock at $7.50 (See Note H) per share. The note is currently in default.	$25,000	$25,000

12% convertible debenture, unsecured with an original one year maturity at May 2004. The debenture is convertible into the Company’s common stock at $4.00 (See Note H) or 50% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The note is currently in default	8,300	9,500
Total	33,300	34,500
Less: current portion	(33,300)	(34,500)
Long term debt	$-	$-

NOTE G - LOAN AGREEMENTS

In March 2006, the Company entered into an agreement with an individual investor whereby the investor agreed to provide up to $750,000 with an interest rate of 10% per annum, payable annually, maturing one year from each draw. The Company, at its option, can repay the debt in cash or may elect to convert any of the loans into shares of its common stock at 50% of the closing bid of the previous day. As of May 31, 2007, the Company has borrowed $291,583, net, from this facility, which is included in notes and loans payable.

The Company has various unsecured notes and loans payable to certain individuals and*investors with interest ranging from 8% to 12% per annum with various maturity dates up through January 2007, the Company currently owes $301,586 and is in default with the balances remaining unpaid as of May 31, 2007.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE H - CAPITAL STOCK

Series A - Convertible Preferred Stock

On September 4, 2006, the Company filed a Certificate of Designation creating a $0.001 par value Series A Convertible Preferred Stock for 1,000,000 shares.

The holders of record of the Series A Convertible Preferred stock shall have the right, at their option, at any time subsequent to the date on which the Closing Bid Price of the Company’s common stock is at least $0.05 (See Note H), to convert any or all of such holder’s shares of Series A Convertible Preferred stock into such number of fully paid and non-assessable shares of the Company’s common stock equal to the number of shares of Series A - Convertible Preferred stock multiplied by 20 (See below).

The holders of the Series shall have the right to vote, separately, in person or by proxy, at a special or annual meeting of the shareholders, on all matters voted on by the holders of the Common Stock voting together as a single class with other shares entitled to vote. With respect to any such vote, each share of Series A Preferred Stock shall entitle the holder at cast 60 (See below) votes per share of Series A Preferred stock.

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

In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. For the three months ended May 31, 2007, the Company issued 47,567,884 under this provision to the third party. An additional 6,441,205 has not been issued. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital as of May 31, 2007. On February 28, 2005, ownership of the 1.603% anti-dilution agreement was sold to another company.

In March 2006, the Company amended its article of incorporation with an effective date of March 24, 2006. This amendment was to increase the number of authorized $0.001 par value common shares from 700,000,000 to 15,000,000,000. This amendment also created and authorized a new class of preferred $0.001 par value stock with 10,000,000 shares.

During the three months ended May 31, 2007, the Company converted $46,446 of convertible secured debentures into 1,498,261,000 shares of common stock having a fair value of $355,948. The conversion of debt to stock was based upon conversion prices set forth in the Securities Purchase Agreement (see Note E). The loss of $309,502 on these conversions was included in the Loss on adjustment of derivative and warrant liability to fair value.

During the three months ended May 31, 2007, the Company converted $129,167 of notes and loans payable into 1,749,999,997 shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors. The Company recognized a financing cost of $387,500 on these conversions.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE I - STOCK OPTIONS

In December 2003, the Company issued 200,000 options to a consultant having a ten-year term. The exercise price is $0.10 for the first 50,000 options, $0.20 for the next 50,000 options, $0.30 for the next 50,000 options and $0.40 for the last 50,000 options. The only restriction is that no more than 50,000 options can be exercised in any one year. The total expense associated with issuing the options of $40,000 is being recognized over the earliest periods that the options may be exercised. The expense associated with these options was $-0- and $15,000 for the three months ended May 31, 2007 and 2006, respectively.

In September 2004, the Company issued 20,000 options to an advisor having a five-year term. The exercise price is $0.15. The options are immediately exercisable. The fair value of the options of $3,000 was expensed during the year ended February 28, 2005. This agreement including the options was cancelled during fiscal year ended February 28, 2007.

In May 2005, the Company issued 120,000 options to an advisor having a three-year term. The exercise price is $0.30. The options are immediately exercisable. The fair value of the options of $7,200 is being amortized over the life of the contract. The expense associated with these options was $600 for the three months ended May 31, 2006. The advisor is also to receive 5% of sales on certain licensing agreements. This agreement including the options was cancelled during fiscal year ended February 28, 2007.

	Options	Weighted Average Exercise Price
Outstanding as of February 29, 2006	340,000	$.3
Granted	-	-
Exercised	-	-
Forfeited	(140,000)	.3
Expired
Outstanding as of February 28, 2007	200,000	$.3
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of May 31, 2007	200,000	$.3

NOTE J - COMMITMENTS AND CONTINGENCIES

Lease

The Company is currently leasing its office located at 1600 Lower State Road Doylestown, PA. 18901. The Company is current is rent is $ 2,220 per month and the lease currently runs month to month and may be terminated by either party with a thirty day notice.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

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

Licenses

The Company has entered into various licensing agreements (the “Agreements”) for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional, minor league and college sports teams. The Agreements for the collectibles initially expired at various dates through 2004 and generally require the Company to pay a royalty of between 9% and 12% of sales, with certain minimum royalty payments required. The Company has decided not to renew royalty agreements as they pertain to college sports teams and current and future movie characters. The unpaid minimum royalty fees of $312,037 ($281,150 which are owed on non renewed agreements) related to these agreements are included in accrued expenses in the accompanying consolidated balance sheet. Royalty expense amounted to approximately $9,847 and $58,557 for the three months ended May 31, 2007 and 2006, respectively.

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

Payroll Related Taxes

The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The estimated liability that is included in accrued expenses was approximately $203,751 as of May 31, 2007 and February 28, 2007 which includes penalties and interest.

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

Agreements (continued)

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

Concentrations

For the three months May 31, 2007 and 2006, 53% and 93%, of the Company’s revenues were derived from its three largest customers, respectively.

For the three months ended May 31, 2007 and 2006, 87% and 99%, of the Company’s purchases were made from its three largest vendors, of which 58% and 1% of the total 2007 and 2006 purchases respectively, were from American Sports Venture, Inc., a related party.

The Company obtains a significant portion of its new borrowings from one investment group. During the three months ended May 31, 2007, the Company borrowed $50,000 from this investment group. As of May 31, 2007, a total of $4,996,987 was owed to this investment group (See Note E).

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

Debt Conversions

As of May 31, 2007, the Company did not have a sufficient number of authorized shares of common stock available if all of the convertible secured and convertible subordinated debenture holders decided to convert their debt into the Company’s common stock. The Company has increased the number of authorized shares to 10,000,000,000 (See Note H) to partly rectify the situation but a possible shortfall may exist. The provisions of the convertible secured debentures call for a 24% penalty on the amount of debt a note holder attempts to convert and if there are not enough authorized shares available to do so (See Note H with regard to the convertible secured debentures). However the convertible subordinated debenture agreements do not contain a provision to address the inability of the debt holders to convert and the possible financial effects of this are unknown (See Notes I).

In the three months ended May 31, 2007, the Company recorded a discount on convertible secured debentures with a corresponding increase in the derivative and warrant liabilities.

NOTE K - RELATED PARTY TRANSACTIONS

The Company has an employment agreement with its president, who has elected in the past to defer a portion of his salary in support of the cash needs of the Company.

The Company has loans payable of $47,138, which are included as loans payable - related party in the accompanying unaudited condensed consolidated balance sheet, due to a related party as of May 31, 2007. During the three months ended May 31, 2007, the Company recorded interest expense of $900 relating to loans from its president and other related parties and $42,125 in accrued interest was payable relating to these loans as of May 31, 2007, which is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE L - NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

During the three months ended May 31, 2007, the Company converted $46,446 of convertible secured debentures into 1,498,261,000 shares of common stock and a $309,502 loss on adjustment of derivative and warrant liability to fair value was recognized accordingly.

During the three months ended May 31, 2007, the Company converted $129,167 of notes and loans payable into 1,749,999,997 shares of common stock and a $387,500 financing cost was recognized accordingly.

NOTE M - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the three months ended May 31, 2007, the Company had a working capital deficiency of $6,588,428, a stockholders’ deficiency of $26,034,285 a net loss from operations of $359,445 and net cash used in operations of $119,564 The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain convertible secured and convertible subordinated debentures, and notes and loans payables. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of certain convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
MAY 31, 2007
(Unaudited)

NOTE O - SUBSEQUENT EVENTS

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

Subsequent to May 31, 2007, the Company converted $6,250 in loans payable into 250,000,000 shares of its common stock, $720 in secured convertible debentures into 30,000,000 shares of its common stock.

On June 15, 2007, the Company all parties involve agreed to dissolve, the American Sports Venture, joint venture, at the same time the Company signed an exclusive distribution agreement with Strategic Sports Alliance, who has taken over management and daily operations of Gridworks. Strategic Sports Alliance has told the Company it is intent on increasing and improving production of the wood product line, which is an important factor to the success of the Company’s kiosk program.

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

The following detailed analysis of operations should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2007.

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

One of the ways we hope to improve our profit margin is with kiosk sales. This past holiday season we worked with 13 mall operators to open 16 kiosks during the months of November and December. These kiosks carried the full line of wood products as well as Brax3D products and our proprietary licensed products. Each kiosk was stocked with college and professional sports team items and concentrated on the local regional teams for that area. We found that the more successful kiosks were the ones that were open year round. As a result, we plan to expand this program, as we will look to own and operate kiosks as well as expanding the number of owner-operator kiosks concentrating on owners who want to run the kiosk year round.

We are also looking to capitalize on our National Basketball Association License. We signed an agreement in March 2007, with Electronic Arts, Inc., to carry images from their “NBA Live 0_” and “NBA Street” video game along with their trademark on our growth charts, which are sold in kiosk, the NBA store and other retailers.

On March 14, 2007, we entered into a Securities Purchase Agreement with our current note holders for the issuance of an aggregate of $50,000 of convertible notes and attached to the Convertible Notes were warrants to purchase 5,000,000 shares of the Company's common stock at an exercise prise of $0.009 for seven years. The Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.3 or b) 2.5 % of the average of the three lowest intrades including prices for the common stock on a principal market for the 20 trading days before, but not including conversion date.

In March 2007, we began airing our Wi-Fi TV channel. The Wi-Fi TV platform contains live TV, live chat, interactive shopping cart and even free online phone calls, combined with multiple categories of channels and breaking news about these topics. We believe this will provide us with a greater marketing reach, allowing us to reach a larger target audience than traditional forms of marketing and advertising. Our TV station is available globally on the Internet. Wi-Fi TV allows viewers to chat live about the program they are watching and all of our products will be included in the Wi-Fi TV Shopping Cart, opening a brand new technologic window of sales opportunities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2007 COMPARED TO THREE MONTHS ENDED MAY 31, 2006.

Net revenue for the three months ended May 31 2007 was $197,046 and primarily consisted of sales of professional and collegiate sports related products and E-Bay Internet sales. Net revenue for the three months ended May 31 2006 was $443,795 and primarily consisted of sales of professional and collegiate sports related products, promotional Fanbana sales and E-Bay Internet sales. Sales of professional sports products were sell offs of merchandise remaining under licenses that previously expired.

Cost of sales for the three months ended May 31, 2007 increased by $72,755 from the three months ended May 31, 2006. This increase was mainly attributable to the higher cost of the wood products. Cost of sales as a percentage of revenues increased to 110.12% for the three months ended May 31, 2007 as compared to 32.5% for the same period last year.

Cost of sales for the three months ended May 31, 2007 were comprised of costs associated with the sale of the products related to the National Basketball League and National Hockey League Licenses as well as alliances with Brax3D and Gridworks. These products are contract manufactured for us by both domestic and foreign companies to specifications developed by us and approved by the various licensors. We do not feel this places us at risk for filling future orders on a timely basis because we have developed relationships with alternate suppliers for most of our products. Several of our manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs we would incur if the product was first shipped to our location. We also feels we are not at risk for any currency fluctuations in our dealing with our foreign manufacturers since all orders are based on U.S. dollars and we do not have any long term purchase commitments.

Selling and administrative expenses for the three months ended May 31, 2007 decreased to $339,001 from $723,652 for the same period the previous year, as we continue to try to cut costs.

Selling and administrative expense consists of payroll and related fringe benefits, royalties; commissions paid to manufacturers sales representatives, advertising, rent, depreciation and other related fixed overhead expenses. Also included in this category are the expenses related to the replication of movie props to ready them for mass production by the contract manufacturers, as well as the non-cash costs related to services satisfied by the issuance of our stock. The services provided were in direct support of our operations. As we grow through the sales of current product, we anticipate we will have to rely less on the issuance of stock for services due to increased cash flows as well as capital. The benefits to us from these stock transactions are to reduce the use of cash, which allow us to devote the maximum amount of resources to expanding the business. For accounting purposes, we valued these services at the fair market value of the services rendered or the fair market value of the stock at times of issuance whichever was more readily determinable. Production costs include prototypes and samples of packaging, displays and products. All expensed production costs are included within selling and administrative expenses.

We incurred interest expense of $415,992 for the three months ended May 31, 2007 as compared to $409,006 for the same period the previous year due to increased borrowings and the debt accretion related to the application of SFAS 133. The accretion of debt calculation added $291,158 and $287,821 of interest expense respectively for the three months ended May 31, 2007 and May 31, 2006, respectively.

For the three months ended May 31, 2007, we incurred a non-cash gain in adjusting the fair value of the debenture and related warrant derivatives relating to the convertible debentures of $50,472,023 as compared with a non-cash loss of $3,425,759 during the prior year.

As a result of the above, we had a net income of $48,999,584 for the three months ended May 31, 2007 as compared to a net loss of $4,720,384 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2007, we had a working capital deficiency of $6,588,428. The working capital deficit as of May 31, 2007 is a direct result of the unprofitable operations for prior years as well as for the past three months ended May 31, 2007 that resulted in cash used in operating activities of $119,564. We had an ending cash balance of $5,067 at May 31, 2007. As such, we will have to raise additional capital within the next twelve months to continue operations.

We have financed our losses through private sales of debt securities and the issuance of stock for services. During the three months ended May 31, 2007, we received the following capital infusions: $50,000 from issuance of secured convertible debentures and $95,000 from notes and loans payable.

We are working with various distributors and independent sales representatives in an effort to cut costs, offer a greater variety of products and to increase the customer base for our products. We believe that if we can increase our revenues and improve our gross profit margin that this will allow us to reach profitability.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for a couple of months at most, but not for 12 months or more. We believe that we will need approximately $750,000 in additional funds to continue operations for the next 12 months, depending on revenues from operations. We are constantly seeking additional sources of financing; however, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

As of May 31, 2007, we had $640,307 in outstanding notes and loans payable, (of which $47,138 is due to related parties) $33,300 in convertible subordinated debentures and $3,082,559 in outstanding convertible secured debentures. As of May 31, 2007, we had $3,208,413 in accounts payable, accrued expenses, accrued payroll, accrued royalties and related taxes. (Some of the accrued expenses are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. We are currently making payments on our current federal payroll tax obligations as well as monthly payments for these prior obligations). We have been able to operate based on deferring vendor and employee payments, deferring interest and debt repayments and obtaining additional borrowings and proceeds from equity. However, there is no guarantee that we will continue to be successful with respect to these actions. Furthermore, there can be no assurances that we will be able to obtain the necessary funding to finance our operations or grow revenue in sufficient amounts to fund our operating expenses.

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

To obtain funding for its ongoing operations, the Company has entered into Securities Purchase Agreements with several accredited investors, on the following dates for the sale of secured convertible notes and warrants:

Transaction Date	Secured Convertible Notes Sold	Interest Rate	Conversion Price	Warrants
May 2000	$400,000 ($98,960 remaining)	10%	$4.00 or 25% of market value	40,000

May 28, 2002	$75,000	12%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,500

November 26, 2002	$250,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000

May 15, 2003	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500

June 20, 2003	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500

July 23, 2003	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500

November 14, 2003	$50,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000

January 13, 2004	$50,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000

February 13, 2004	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500

March 16, 2004	$100,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	2,000

May 28, 2004	$550,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	16,500

September 30, 2004	$250,000	15%	$.26 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	12,500

May 18, 2005	$400,000	10%	$.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	473,684

July 7, 2005	$850,000	10%	$.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	17,000

September 29, 2005	$302,597	2%	$0.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	-0-

January 20, 2006	$400,000	10%	$0.16 or 20% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	4,000

March 23, 2006	$400,000	8%	$3.00 or 20% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000,000

May 31, 2006	$500,000	8%	$3.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000,000

December 31, 2006	$270,430	2%	$0.0016 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	-0-

January 23, 2007	$250,000	8%	$.03 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	10,000,000

February 22, 2007	$50,000	8%	$.03 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000,000

March 16, 2007	$50,000	8%	$.03 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000,000

June 4, 2007	$700,000	8%	$.03 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000,000

The secured convertible notes bear interest as described above, typically mature one to three years from the date of issuance or one to three years from when we are in compliance with the terms of the securities purchase agreements, and are convertible into our common stock, at the investors' option, on the terms as described above. As of July 9, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over the Counter Bulletin Board was $.0001 and, therefore, the conversion price for the secured convertible notes was $.000025 at 25% or $.00002 at 20%. Based on this conversion price, the $5,696,986 in secured convertible notes remaining, excluding interest, would convert into 235,879,440,000 shares of our common stock. If the price of our common stock should decrease, we will be required to issue substantially more shares, which will cause dilution to our existing stockholders. There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

We recently decreased the number of authorized shares of common stock to 10,000,000,000 in connection with a reverse split; this is not a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible secured debentures into shares of our common stock. We are working on rectifying the situation. The provisions of the debt instruments call for a 24% penalty on the amount of debt owed if a noteholder attempts to convert and there are not enough authorized shares available. The secured convertible debenture holders have informed us that they have not and do not intend to convert any of their debt at this time into more shares than we have authorized and available. Therefore, no accrual for the penalty has been made at May 31, 2007. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture.

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

Accounts Receivable: We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of May 31, 2007, we had an allowance for bad debts of $64,504. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

Realizability of Inventory Values: We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. As of May 31, 2007, we had inventory of $290,753 on hand.

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

Derivative Valuations: In accordance with SFAS 133, we are required to estimate the fair value of any embedded derivatives and detachable warrants relating to our secured convertible debentures. These estimates require significant assumptions and management judgment which may affect the amounts reported throughout the financial statements. This resulted in the Company recognizing a gain of $50,472,023 and a loss of $3,425,759 for the three ended May 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of May 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2007, we issued 1,498,261,000 shares of our common stock to four accredited investors upon the conversion of $46,446.82 in outstanding convertible debentures.

During the three months ended May 31, 2007, we issued 1,041,666,665 shares of our common stock to one accredited investor upon the conversion of $72,916.67 in outstanding convertible debentures.

During the three months ended May 31, 2007, we issued 708,333,332 shares of our common stock to one accredited investor upon the conversion of $56,250 in outstanding convertible debentures.

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

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on all of its convertible secured debentures that the Company has issued, in the total amount of $5,696,986. The Company is also currently in default on interest payments owed on these secured convertible debentures. As a result of these defaults, the Company is obligated to pay interest and certain other amounts. The Company does not have the capital resources to pay the amounts required. The debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The debentures are secured substantially by all of the Company's assets.

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

COLLECTIBLE CONCEPTS GROUP, INC.

Date: July 13, 2007	By:	/s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
Chief Executive Officer (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer