Form 10QSB
period 2007-08-31
COLLECTIBLE CONCEPTS GROUP INC
filed 2007-12-11
CIK 1106946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2007

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 5,203,622,292 shares issued and outstanding as of December 7, 2007.

COLLECTIBLE CONCEPTS GROUP, INC.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	February 28,
	2007	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,102	$23,171
Accounts receivable, net of allowance of $64,504 and $30,516, respectively	88,517	144,162
Inventories, net of allowance of $89,756 and $116,573	370,081	204,973
Advances, related party	-	79,899
Advance, officer	234	14,619
Prepaid royalties	18,833	21,392
Other prepaid expenses	100	100
Total current assets	488,867	488,316

Property and equipment, net	6,461	7,390

Other assets:
Trademarks	1,300	1,300
Deposits	3,200	3,200
Total other assets	4,500	4,500

TOTAL ASSETS	$499,828	$500,206

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,298,093	$2,938,256
Notes and loans payable	561,467	649,813
Loans payable, related party	37,982	67,000
Convertible subordinated debentures	33,300	34,500
Convertible secured debentures	3,427,293	2,837,848
Total current liabilities	7,358,135	6,527,417

Long term debt, less current maturities
Notes payable	200,000	200,000
Derivative liability related to convertible debentures	21,554,000	69,667,000
Warrant liability related to convertible debentures	2,738	12,273
Total long term liabilities	21,756,738	69,879,273
Total liabilities	29,114,873	76,406,690

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, Series A; par value $0.001 per share; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock, par value $0.001 per share; 10,000,000,000 shares authorized, 5,203,622,292 and 1,519,292,086 issued and outstanding, respectively (Note F)	5,203,622	1,519,200
Common stock to be issued, 1,562,124 and 1,091,191, respectively (Note F)	72,573	67,384
Additional paid in capital (Note F)	14,987,266	17,778,261
Accumulated deficit	(48,879,506)	(95,272,329)
Total deficiency in stockholders' equity	(28,615,045)	(75,906,484)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$499,828	$500,206

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended August 31,		Six months ended August 31,
	2007	2006	2007	2006
REVENUES:
Net sales	$140,892	$277,828	$337,938	$345,396
Cost of sales	174,992	242,677	391,985	386,915
Gross profit (loss)	(34,100)	35,151	(54,047)	(41,519)

OPERATING EXPENSES
Selling and administrative	421,456	471,796	760,457	1,195,445
Impairment loss	-	233,200	-	233,200
Depreciation and amortization	432	6,679	929	13,825
Total operating expenses	421,888	711,675	761,387	1,442,470

LOSS FROM OPERATIONS	(455,988)	(676,524)	(815,434)	(1,483,989)

Other income (expense)		9,785		9,785
Financing costs related to conversion of convertible debt	(28,430)	(549,177)	(725,432)	(1,356,826)
Gain (loss) on adjustment of derivative and warrant liability to fair value	(1,599,488)	169,701	48,872,535	(2,902,791)
Interest expense	(522,854)	(428,623)	(938,846)	(837,629)

Net Income (loss) before income taxes	(2,606,760)	(1,474,838)	46,392,823	(6,571,450)

Income taxes	-	-	-	-

NET INCOME (LOSS)	$(2,606,760)	$(1,474,838)	$46,392,823	$(6,571,450)

Net income (loss) per common shares outstanding (basic)	$(0.00)	$(0.00)	$0.01	$(0.00)

Net loss per common shares outstanding (fully diluted) (Note A)	N/A	N/A	Note A	N/A

Weighted average common shares outstanding (basic)-(Note F)	5,134,588,358	6,263,318,107	4,228,174,750	3,879,214,215

Weighted average common shares outstanding (fully diluted)-(Note F)	N/A	N/A	Note A	N/A

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED AUGUST 31, 2007
(unaudited)

							Additional
	Preferred	Stock	Common	Stock	Common stock to be issued:		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of February 28, 2007-Note F	1,000,000	$1,000	1,519,292,086	$1,519,200	1,091,191	$67,384	$17,778,261	$(95,272,329)	$(75,906,484)
Common stock issued for services			(2,998,675)	(2,999)			(9,001)		(12,000)
Conversion of secured convertible debentures to common stock			1,628,261,000	1,628,261			(1,259,312)		368,949
Conversion of subordinated convertible debentures to common stock and interest to common stock			1,999,999,997	2,000,000			(1,458,333)		541,667
Common stock to be issued for anti-dilution note provisions					59,538,817	44,574	(44,574)		-
Common stock issued for anti-dilution note provisions			59,067,884	59,160	(59,067,884)	(39,385)	(19,775)		-
Net loss								46,392,823	46,392,823
Balance at August 30, 2007	1,000,000	$1,000	5,203,622,292	$5,203,622	1,562,124	$72,573	$14,987,266	$(48,879,506)	$(28,615,045)

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended August 31,
	2007	2006
Net income (loss)	$46,392,823	$(6,571,450)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	929	13,825
Provision for bad debt expense	33,988	9,298
Impairment loss	-	233,200
Common stock issued in connection with services rendered	(12,000)	251,800
Common stock issued in connection with anti-dilution note provisions	-	20,262
Options issued for services rendered	-	2,267
Amortization of deferred equity based expense	-	30,000
Accretion of convertible notes payable	639,211	558,999
Loss on conversion of notes and loans payable	415,931	887,418
Loss on conversion of secured convertible debt	309,502	42,463
Loss on conversion subordinate debt and interest	-	426,445
Unrealized (income) loss on adjustment of derivative and warrant liability to fair value of underlying securities	(48,872,535)	2,902,791
(Increase) decrease in:
Accounts receivable	21,657	(136,482)
Inventories	(165,108)	(319,098)
Advances, related party	79,899	-
Advance, officer	14,385	-
Prepaid interest	-	20,625
Prepaid royalties	2,559	31,801
Other prepaid expenses	-	2,865
Increase (decrease) in:
Cash overdraft	-	22,678
Accounts payable and accrued expenses	359,837	134,745
Net cash used in operating activities	(778,922)	(1,435,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(8,645)
Net cash used in investing activities	-	(8,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscribed	-	15,000
Proceeds from issuance of convertible secured debentures	750,000	900,000
Repayments of subordinated convertible debentures	(1,200)	(114,510)
Repayments of notes and loans payable	(47,929)	-
Proceeds from notes and loans payable	95,000	570,000
Repayments of notes payable-related party	(71,632)	(1,235)
Proceeds from notes payable-related party	42,614	200
Net cash provided from financing activities	766,853	1,369,455

Net decrease in cash and cash equivalents	(12,069)	(74,738)
Cash and cash equivalents at beginning of period	23,171	74,738
Cash and cash equivalents at end of period	$11,102	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Business and Basis of Presentation

Basis of Presentation

These unaudited condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008. The accompanying unaudited condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2007.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the company. There were no bill and hold transactions at August 31, 2007 and February 28, 2007.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
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

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At August 31, 2007 and February 28, 2007, allowance for doubtful account balance was $64,504 and $30,516, respectively.

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

Components of inventories as of August 31, 2007 and February 28, 2007 are as follows:

	August 31, 2007	February 28, 2007
Finished goods	$459,837	$321,546
Less: allowance for obsolescence	(89,756)	(116,573)
Net	$370,081	$204,973

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Property and Equipment (continued)

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $16,673 and $79,453 as advertising costs for the six months ended August 31, 2007 and 2006, respectively.

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

Income (Loss) per Share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the six months ended August 31, 2007:

Six Months Ended August 31, 2007
Net income used in computing basic net income per share	$46,392,823
Impact of assumed assumptions:
Accretion of convertible debenture charged to interest expense	639,211
Impact of equity classified as liability:
Gain on debt derivative and warrant liability marked to fair value	(48,872,535)
Net loss in computing diluted net loss per share:	$(1,840,501)

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Income (Loss) per Share (continued)

The weighted average shares outstanding used in the basic net income per share computations for the six months ended August 31, 2007 was 4,228,174,750. In determining the number of shares used in computing diluted loss per share, the Company did not add approximately potentially dilutive securities for the six months ended August 31, 2007 because the effect would be anti-dilutive. The potentially dilutive securities are mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the six months ended August 31, 2007 was $0.00.

 As of August 31, 2007, the Company does not have enough common shares available to convert all the eligible debt to shares if the debt holders elected to convert all of their notes and to issue the required number of shares of common stock to be issued per the statement of stockholders' deficiency.

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

The Company made no employee stock-based compensation grants before February 28, 2007 and during the six months ended August 31, 2007 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2007 and for the six months ended August 31, 2007.

Accounting for investments

As more fully described in Note J, the Company owns 37.5% of Andrew Sports Venture, a Joint Venture operation. The Company accounts for their investment using the Equity method of accounting. For the six months ended August 31, 2007 and 2006, the Joint Venture did not recognize any income or loss requiring the Company to record its pro-rata portion.

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2007 and February 28, 2007 are as follows:

	August 31, 2007	February 28, 2007
Computer and office equipment	$134,825	$134,825
Less: accumulated depreciation	(128,364)	(127,435)

Net property and equipment	$6,461	$7,390

The total depreciation expense for the six months ended August 31, 2007 and 2006 amounted to $929 and $13,825, respectively; the total depreciation expense for the three months ended August 31, 2007 and 2006 amounted to $432 and $6,679, respectively.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at August 31, 2007 and February 28, 2007 are as follows:

	August 31, 2007	February 28, 2007
Accounts payable	$1,439,960	$1,452,267
Accrued interest, of which $42,125 is for related party	912,164	618,010
Accrued payroll and payroll taxes	284,590	255,364
Accrued royalties	310,994	314,747
Other accrued expenses	350,385	297,868
Total	$3,298,093	$2,938,256

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES

Notes payable at August 31, 2007 and February 28, 2007 are as follows:

	August 31, 2007	February 28, 2007
10% convertible debenture dated May 2000, face value of $400,000, due one year from the date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $4.00 (See Note H) or b) 25% of market value. The Company has granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)	$95,640	$145,406

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

 NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

August 31, 2007	February 28, 2007
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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

 NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

August 31, 2007	February 28, 2007
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
$305,023	$237,808

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
609,361	466,530

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
193,717	142,870

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
214,794	147,580

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
192,146	124,932

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
208,676	124,658

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

 NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

	August 31, 2007	February 28, 2007
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
	$60,013	$14,571

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
	50,228	8,219

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
	8,676	274

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
	7,763	-0-

8% convertible debenture dated June 4, 2007, face value of $700,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	56,256	-0-
	3,427,293	2,837,848
Less current portion	3,427,293	2,837,848

Long term portion	$-0-	$-0-

The Company entered into a Securities Purchase Agreement with accredited investors in May 2000 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 40,000 shares (See Note H) of the Company’s common stock at an exercise price of $20.00 (See Note H) for five years. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $4.00 (See Note H) or b) 25% of the current market value. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of August 31, 2007, the remaining balance of these debentures of $95,640 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

 NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on May 28, 2002 for the issuance of an aggregate of $75,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,500 shares (See Note H) of the Company’s common stock at an exercise price $0.50 (See Note H) for five years. The Convertible Notes accrue interest at 12% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $75,000 in exchange for net proceeds of $75,000. As of August 31, 2007, the remaining balance of these debentures of $75,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on November 26, 2002 for the issuance of an aggregate of $250,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 5,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.45 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of August 31, 2007, the remaining balance of these debentures of $250,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 15, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares (See Note H) of the Company’s common stock at an exercise price of $0.40 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of August 31, 2007, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on June 20, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares (See Note H) of the Company’s common stock at an exercise price of $0.20 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of August 31, 2007, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on July 23, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares of the Company’s common stock at an exercise price of $0.10 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of August 31, 2007, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on November 14, 2003 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.10 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of August 31, 2007, the remaining balance of these debentures of $50,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

 NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on January 13, 2004 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.10 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of August 31, 2007, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on February 13, 2004 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares (See Note H) of the Company’s common stock at an exercise price of $0.15 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of August 31, 2007, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on March 16, 2004 for the issuance of an aggregate of $100,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 2,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.15 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $100,000 in exchange for net proceeds of $100,000. As of August 31, 2007, the remaining balance of these debentures of $100,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 28, 2004 for the issuance of an aggregate of $550,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 16,500 shares (See Note H) of the Company’s common stock at an exercise price of $3.00 for seven years. The Convertible Notes accrue interest at 15% per annum and were due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $550,000 in exchange for net proceeds of $550,000. As of August 31, 2007, the remaining balance of these debentures of $550,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on September 30, 2004 for the issuance of an aggregate of $250,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 12,500 shares (See Note H) of the Company’s common stock at an exercise price of $3.00 for seven years. The Convertible Notes accrue interest at 15% per annum and were due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.26 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of August 31, 2007, the remaining balance of these debentures of $250,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 18, 2005 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 473,684 shares (See Note H) of the Company’s common stock at an exercise price of $3.00 (See Note H) for five years. The Convertible Notes accrue interest at 10% per annum (current default rate of 15%) and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of August 31, 2007, the remaining balance of these debentures of $400,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

 NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on July 7, 2005 for the issuance of an aggregate of $850,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 17,000 shares (See Note H) of the Company’s common stock at an exercise price of $3.00 (See Note H) for five years. The Convertible Notes accrue interest at 10% per annum (current default rate of 15%) and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $850,000 in exchange for net proceeds of $850,000. As of August 31, 2007, the remaining balance of these debentures of $850,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on September 29, 2005 for the issuance of an aggregate of $302,597 of convertible notes (“Convertible Notes”) in exchange for accrued interest due said accredited investors. The Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $302,597 in exchange for net proceeds of $302,597. As of August 31, 2007, the remaining balance of these debentures of $302,597 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on January 20, 2006 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 4,000 shares (See Note H) of the Company’s common stock at an exercise price of $3.00 (See Note H) for five years. The Convertible Notes accrue interest at 10% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note H) or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of August 31, 2007, the remaining balance of these debentures of $400,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on March 23, 2006 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.50 (See Note H) for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $3.00 (See Note H) or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of August 31, 2007, the remaining balance of these debentures of $400,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 31, 2006 for the issuance of an aggregate of $500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.50 (See Note H) for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $3.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $500,000 in exchange for net proceeds of $500,000. As of August 31, 2007, the remaining balance of these debentures of $500,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on December 31, 2006 for the issuance of an aggregate of $270,430 of convertible notes (“Convertible Notes”). Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.0016 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $270,430 in exchange for accrued interest owed of $270,430. As of August 31, 2007, the remaining balance of these debentures of $270,430 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

 NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on January 23, 2007 for the issuance of an aggregate of $250,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.009 for seven years. The Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of August 31, 2007, the remaining balance of these debentures of $250,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on February 22, 2007 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.009 for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of August 31, 2007, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on March 14, 2007 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.009 for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of August 31, 2007, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on June 4, 2007 for the issuance of an aggregate of $700,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.009 for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $700,000 in exchange for net proceeds of $645,000. As of August 31, 2007, the remaining balance of these debentures of $700,000 is still unpaid and in default.

Due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of these debentures, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”).

The accompanying unaudited condensed consolidated financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133 as follows:

·
The Company treats the full fair market value of the derivative and warrant liability on the convertible secured debentures as a discount on the debentures (limited to their face value). The excess, if any, is recorded as an increase in the derivative liability and warrant liability with a corresponding increase in Loss on adjustment of the derivative and warrant liability to fair value.

·
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

·
The expense relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included in other income in the accompanying consolidated statements of operations.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The following table summarizes the various components of the convertible debentures as of August 31, 2007 and February 28, 2007:

	August 31, 2007	February 28, 2007
Convertible debentures described above (net of conversions)	$5,693,667	$4,993,433
Less: discount	(2,266,374)	(2,155,585)
Convertible debentures as reported	$3,427,293	$2,837,848

NOTE F - CONVERTIBLE SUBORDINATED DEBENTURES

Convertible subordinated debentures as of August 31, 2007 and February 28, 2007:

	August 31, 2007	February 28, 2007
12% convertible debenture, unsecured with a maturity at August 2001. The debenture is convertible into the Company’s common stock at $7.50 (See Note H) per share. The note is currently in default.	$25,000	$25,000

12% convertible debenture, unsecured with an original one year maturity at May 2004. The debenture is convertible into the Company’s common stock at $4.00 (See Note H) or 50% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The note is currently in default	8,300	9,500
Total	33,300	34,500
Less: current portion	(33,300)	(34,500)
Long term debt	$-	$-

NOTE G - LOAN AGREEMENTS

In March 2006, the Company entered into an agreement with an individual investor whereby the investor agreed to provide up to $750,000 with an interest rate of 10% per annum, payable annually, maturing one year from each draw. The Company, at its option, can repay the debt in cash or may elect to convert any of the loans into shares of its common stock at 50% of the closing bid of the previous day. As of August 31, 2007, the Company has borrowed $285,333, net, from this facility, which is included in notes and loans payable.

The Company has various unsecured notes and loans payable to certain individuals and investors with interest ranging from 8% to 12% per annum with various maturity dates up through January 2007, the Company currently owes $276,134 and is in default with the balances remaining unpaid as of August 31, 2007.

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
AUGUST 31, 2007
(Unaudited)

NOTE H - CAPITAL STOCK (continued)

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

In October 2001, the Company entered into an agreement with a third party whereby the third party has an anti-dilution ownership of 1.603% of the Company. For the six months ended August 31, 2007, the Company issued 59,067,884 under this provision to the third party. An additional 1,562,124 has not been issued. These shares are shown as common stock to be issued with a corresponding decrease to additional paid in capital as of August 31, 2007. On February 28, 2005, ownership of the 1.603% anti-dilution agreement was sold to another company.

In March 2006, the Company amended its article of incorporation with an effective date of March 24, 2006. This amendment was to increase the number of authorized $0.001 par value common shares from 700,000,000 to 15,000,000,000. This amendment also created and authorized a new class of preferred $0.001 par value stock with 10,000,000 shares.

During the six months ended August 31, 2007, the Company canceled 2,998,675 shares of Company common stock having a fair value of $12,000. The cancellation was based upon an incorrect issuance of shares.
During the six months ended August 31, 2007, the Company converted $49,766 of convertible secured debentures into 1,628,261,000 shares of common stock having a fair value of $368,949. The conversion of debt to stock was based upon conversion prices set forth in the Securities Purchase Agreement (see Note E). The loss of $309,502 on these conversions was included in the Loss on adjustment of derivative and warrant liability to fair value.

During the six months ended August 31, 2007, the Company converted $135,417 of notes and loans payable into 1,999,999,997 shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors. The Company recognized a financing cost of $415,931 on these conversions.

NOTE I - STOCK OPTIONS

In December 2003, the Company issued 200,000 options to a consultant having a ten-year term. The exercise price is $0.10 for the first 50,000 options, $0.20 for the next 50,000 options, $0.30 for the next 50,000 options and $0.40 for the last 50,000 options. The only restriction is that no more than 50,000 options can be exercised in any one year. The total expense associated with issuing the options of $40,000 is being recognized over the earliest periods that the options may be exercised. The expense associated with these options was $-0- and $15,000 for the six months ended August 31, 2007 and 2006, respectively.

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

NOTE I - STOCK OPTIONS (continued)

	Options	Weighted Average Exercise Price

Outstanding as of February 29, 2006	340,000	$.3
Granted	-	-
Exercised	-	-
Forfeited	(140,000)	.3
Expired
Outstanding as of February 28, 2007	200,000	$.3
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of August 31, 2007	200,000	$.3

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

Licenses

The Company has entered into various licensing agreements (the “Agreements”) for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional, minor league and college sports teams. The Agreements for the collectibles initially expired at various dates through 2004 and generally require the Company to pay a royalty of between 9% and 12% of sales, with certain minimum royalty payments required. The Company has decided not to renew royalty agreements as they pertain to college sports teams and current and future movie characters. The unpaid minimum royalty fees of $310,994 ($303,596)which are owed on non renewed agreements) related to these agreements are included in accrued expenses in the accompanying consolidated balance sheet. Royalty expense amounted to approximately $25,357 and $44,770 for the six months ended August 31, 2007 and 2006, respectively.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

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

Payroll Related Taxes

The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The estimated liability that is included in accrued expenses was approximately $188,944 as of August, 2007, which includes penalties and interest.

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

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

Concentrations

For the six months August 31, 2007 and 2006, 56% and 35%, of the Company’s revenues were derived from its five largest customers, respectively, 64% and 37% for the three months ended August 31, 2007 and 2006, respectively.

For the six months ended August 31, 2007 and 2006, 91% and 93%, of the Company’s purchases were made from its three largest vendors, of which 41% and 12% of the total 2007 and 2006 purchases respectively, were from American Sports Venture, Inc., a related party.

The Company obtains a significant portion of its new borrowings from one investment group. During the six months ended August 31, 2007, the Company borrowed $750,000 from this investment group. As of August 31, 2007, a total of $5,693,667 was owed to this investment group (See Note E).

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

Debt Conversions

As of August 31, 2007, the Company did not have a sufficient number of authorized shares of common stock available if all of the convertible secured and convertible subordinated debenture holders decided to convert their debt into the Company’s common stock. The Company has increased the number of authorized shares to 10,000,000,000 (See Note H) to partly rectify the situation but a possible shortfall may exist. The provisions of the convertible secured debentures call for a 24% penalty on the amount of debt a note holder attempts to convert and if there are not enough authorized shares available to do so (See Note H with regard to the convertible secured debentures). However the convertible subordinated debenture agreements do not contain a provision to address the inability of the debt holders to convert and the possible financial effects of this are unknown (See Notes I).

In the six months ended August 31, 2007, the Company recorded a discount on convertible secured debentures with a corresponding increase in the derivative and warrant liabilities.

NOTE K - RELATED PARTY TRANSACTIONS

The Company has an employment agreement with its president, who has elected in the past to defer a portion of his salary in support of the cash needs of the Company.

The Company has loans payable of $37,982, which are included as loans payable - related party in the accompanying consolidated balance sheet, due to a related party as of August 31, 2007. During the six months ended August 31, 2007, the Company recorded interest expense of $1,448 relating to loans from its president and other related parties and $42,673 in accrued interest was payable relating to these loans as of August 31, 2007, which is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE L - NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

During the six months ended August 31, 2007, the Company converted $49,766 of convertible secured debentures into 1,628,261,000 shares of common stock and a $309,502 loss on adjustment of derivative and warrant liability to fair value was recognized accordingly.

During the six months ended August 31, 2007, the Company converted $135,417 of notes and loans payable into 1,999,999,997 shares of common stock and a $415,931 financing cost was recognized accordingly.

NOTE M - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the six months ended August 31, 2007, the Company had a working capital deficiency of $6,869,268, a stockholders’ deficiency of $28,615,045 a net loss from operations of $827,434 and net cash used in operations of $778,922 The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain convertible secured and convertible subordinated debentures, and notes and loans payables. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of certain convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

One of the ways we hope to improve our profit margin is with kiosk sales. This holiday season we plan to work with various mall operators to open our own kiosks during the months of November and December. These kiosks carried the full line of wood products as well as Brax3D products and our proprietary licensed products. Each kiosk was stocked with college and professional sports team items and concentrated on the local regional teams for that area. We found that the more successful kiosks were the ones that were open year round. As a result, we plan to expand this program, as we will look to own and operate kiosks as well as expanding the number of owner-operator kiosks concentrating on owners who want to run the kiosk year round.

We are also looking to capitalize on our National Basketball Association License. We signed an agreement in March 2007, with Electronic Arts, Inc., to carry images from their “NBA Live 0_” and “NBA Street” video game along with their trademark on our growth charts, which are sold in kiosk, the NBA store and other retailers.

On June 4, 2007, we entered into a Securities Purchase Agreement with our current note holders for the issuances of an aggregate of $700,000 of convertible notes and attached to the Convertible Notes were warrants to purchase 5,000,000 shares of our common stock at an exercise price of $0.009 for seven years. The Convertible Notes accrue interest at 8% per annum and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to our common stock at a rate of the lower of a) $.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

In March 2007, we began airing our Wi-Fi TV channel. The Wi-Fi TV platform contains live TV, live chat, interactive shopping cart and even free online phone calls, combined with multiple categories of channels and breaking news about these topics. We believe this will provide us with a greater marketing reach, allowing us to reach a larger target audience than traditional forms of marketing and advertising. Our TV station is available globally on the Internet. Wi-Fi TV allows viewers to chat live about the program they are watching and all of our products will be included in the Wi-Fi TV Shopping Cart, opening a brand new technologic window of sales opportunities. A five minute digitized program was completed and began showing on the channel. We have not been able to realize the potential of the station because of funding limitations that have prevented us from marketing the site resulting in reduced inventory on the site.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2007 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2006.

Net revenue for the three months ended August 31, 2007 was $140,892 compared to $277,828 for the three months ended August 31, 2006. Net revenue for both periods consisted primarily of sales of professional and collegiate sports related products, promotional Fanbana sales and E-Bay Internet sales. The decrease in net revenue resulted from the loss of the Major League Baseball License by Gridworks.

Cost of sales for the three months ended August 31, 2007 decreased by $67,685 from $242,677 for the three months ended August 31, 2006 to $174,992 for the three months ended August 31, 2007. This decrease was mainly attributable to lower sales volume, which offset the higher cost of the wood products. Cost of sales as a percentage of revenues increased to 124.2% for the three months ended August 31, 2007 from 87.3% for the same period last year.

Cost of sales for the three months ended August 31, 2007 were comprised of costs associated with the sale of the products related to the National Basketball League and National Hockey League Licenses as well as alliances with Brax3D and Gridworks. These products are contract manufactured for us by both domestic and foreign companies to specifications developed by us and approved by the various licensors. We do not feel this places us at risk for filling future orders on a timely basis because we have developed relationships with alternate suppliers for most of our products. Several of our manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs we would incur if the product was first shipped to our location. We also feels we are not at risk for any currency fluctuations in our dealing with our foreign manufacturers since all orders are based on U.S. dollars and we do not have any long term purchase commitments.

Selling and administrative expenses for the three months ended August 31, 2007 decreased to $421,456 from $471,796 for the same period the previous year, as we continue to try to cut costs.

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

We incurred interest expense of $522,854 for the three months ended August 31, 2007 as compared to $428,623 for the same period the previous year due to increased borrowings and the debt accretion related to the application of SFAS 133. The accretion of debt calculation added $348,053 and $361,392 of interest expense for the three months ended August 31, 2007 and August 31, 2006, respectively.

For the three months ended August 31, 2007, we incurred a non-cash (loss)/gain in adjusting the fair value of the debenture and related warrant derivatives relating to the convertible debentures of $1,599,488 as compared with $169,701 during the prior year.

As a result of the above, we had a net loss of $2,606,760 for the three months ended August 31, 2007 as compared to a net loss of $1,474,838 for the same period last year.

SIX MONTHS ENDED AUGUST 31, 2007 COMPARED TO SIX MONTHS ENDED AUGUST 31, 2006.

Net revenue for the six months ended August 31, 2007 was $337,938 compared to $345,396 for the six months ended August 31, 2006. Net revenue for both periods consisted primarily of sales of professional and collegiate sports related products, and E-Bay Internet sales. The decrease in net revenue was a result of the lost of the Major League Baseball License by Gridworks, We are looking to other vendors to replace these products as well as new vendors for different professional and collegiate sports products. As with any change-over of this nature, it is taking our resources and redirecting them, which leads to a short term revenue decrease while our inventory and marketing catch up to our new direction.

Cost of sales for the six months ended August 31, 2007 increased by $5,070 from $386,915 for the six months ended August 31, 2006 to $391,985 for the six months ended August 31, 2007. This increase was mainly attributable to the higher cost of the wood products. Cost of sales as a percentage of revenues increased to 116% for the six months ended August 31, 2007 from 112% for the same period last year.

Cost of sales for the six months ended August 31, 2007 were comprised of costs associated with the sale of the products related to the National Basketball League and National Hockey League Licenses as well as alliances with Brax3D and Gridworks. These products are contract manufactured for us by both domestic and foreign companies to specifications developed by us and approved by the various licensors. We do not feel this places us at risk for filling future orders on a timely basis because we have developed relationships with alternate suppliers for most of our products. Several of our manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs we would incur if the product was first shipped to our location. We also feels we are not at risk for any currency fluctuations in our dealing with our foreign manufacturers since all orders are based on U.S. dollars and we do not have any long term purchase commitments.

Selling and administrative expenses for the six months ended August 31, 2007 decreased to $760,457 from $1,195,446 for the same period the previous year, as we continue to try to cut costs.

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

We incurred interest expense of $938,846 for the six months ended August 31, 2007 as compared to $837,629 for the same period the previous year due to increased borrowings and the debt accretion related to the application of SFAS 133. The accretion of debt calculation added $639,211 and $600,621of interest expense for the six months ended August 31, 2007 and August 31, 2006, respectively.

For the six months ended August 31, 2007, we incurred a non-cash gain in adjusting the fair value of the debenture and related warrant derivatives relating to the convertible debentures of $48,872,535 as compared with a non-cash loss of $2,902,791 during the prior year.

As a result of the above, we had a net income of $46,392,823 for the six months ended August 31, 2007 as compared to a net loss of $6,571,450 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2007, we had a working capital deficiency of $6,869,268. The working capital deficit as of August 31, 2007 is a direct result of the unprofitable operations for prior years as well as for the past three months ended August 31, 2007 that resulted in cash used in operating activities of $778,922. We had an ending cash balance of $11,102 at August 31, 2007. As such, we need to raise additional capital to continue operations for the within the next twelve months. We currently do not have any commitments for additional capital, and no assurances that capital will be available on terms acceptable to us, or at all.

We have financed our losses through private sales of debt securities and the issuance of stock for services. During the six months ended August 31, 2007, we received the following capital infusions: $750,000 from issuance of secured convertible debentures and $95,000 from notes and loans payable.

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

As of August 31, 2007, we had $599,450 in outstanding notes and loans payable, (of which $37,982 is due to related parties), $33,300 in convertible subordinated debentures and $3,427,293 in outstanding convertible secured debentures. As of August 31, 2007, we had $3,298,093 in accounts payable, accrued expenses, accrued payroll, accrued royalties and related taxes. (Some of the accrued expenses are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. We are currently making payments on our current federal payroll tax obligations as well as monthly payments for these prior obligations). We have been able to operate based on deferring vendor and employee payments, deferring interest and debt repayments and obtaining additional borrowings and proceeds from equity. However, there is no guarantee that we will continue to be successful with respect to these actions. Furthermore, there can be no assurances that we will be able to obtain the necessary funding to finance our operations or grow revenue in sufficient amounts to fund our operating expenses.

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

To obtain funding for its ongoing operations, the Company has entered into Securities Purchase Agreements with several accredited investors, on the following dates for the sale of secured convertible notes and warrants:

Transaction Date	Secured Convertible Notes Sold	Interest Rate	Conversion Price	Warrants

May 2000	$400,000 ($95,640 remaining)	10%	$4.00 or 25% of market value	40,000
May 28, 2002	$75,000	12%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,500
November 26, 2002	$250,000	15%	$.1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000

May 15, 2003	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500
June 20, 2003	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500
July 23, 2003	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500
November 14, 2003	$50,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000
January 13, 2004	$50,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000
February 13, 2004	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500
March 16, 2004	$100,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	2,000
May 28, 2004	$550,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	16,500
September 30, 2004	$250,000	15%	$.26 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	12,500
May 18, 2005	$400,000	10%	$.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	473,684
July 7, 2005	$850,000	10%	$.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	17,000
September 29, 2005	$302,597	2%	$.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	-0-
January 20, 2006	$400,000	10%	$.16 or 20% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	4,000
March 23, 2006	$400,000	8%	$3.00 or 20% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000,000
May 31, 2006	$500,000	8%	$3.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000,000
December 31, 2006	$270,430	2%	$.0016 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	-0-
January 23, 2007	$250,000	8%	$.03 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	10,000,000

February 22, 2007	$50,000	8%	$.03 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000,000
March 16, 2007	$50,000	8%	$.03 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000,000
June 4, 2007	$700,000	8%	$.03 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000,000

The secured convertible notes bear interest as described above, typically mature one to three years from the date of issuance or one to three years from when we are in compliance with the terms of the securities purchase agreements, and are convertible into our common stock, at the investors' option, on the terms as described above. As of October 8, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over the Counter Bulletin Board was $.0001 and, therefore, the conversion price for the secured convertible notes was $.000025 at 25% or $.00002 at 20%. Based on this conversion price, the $5,693,667 in secured convertible notes remaining, excluding interest, would convert into 227,746,680,000 shares of our common stock. If the price of our common stock should decrease, we will be required to issue substantially more shares, which will cause dilution to our existing stockholders. There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

In May 2004, we issued $65,500 in subordinated convertible debentures. The debentures have a 12% coupon and mature one year from date of issuance. Conversions to common stock are at a price of $.10 per share of common stock. Conversions of any interest on the debentures are at current market price. The debentures are in default..

We recently decreased the number of authorized shares of common stock to 10,000,000,000 in connection with a reverse split; this is not a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible secured debentures into shares of our common stock. We are working on rectifying the situation. The provisions of the debt instruments call for a 24% penalty on the amount of debt owed if a noteholder attempts to convert and there are not enough authorized shares available. The secured convertible debenture holders have informed us that they have not and do not intend to convert any of their debt at this time into more shares than we have authorized and available. Therefore, no accrual for the penalty has been made at August 31, 2007. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture.

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

Accounts Receivable: We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of August 31, 2007, we had an allowance for bad debts of $64,504. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

Realizability of Inventory Values: We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. As of August 31, 2007, we had inventory of $370,081 on hand.

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

Derivative Valuations: In accordance with SFAS 133, we are required to estimate the fair value of any embedded derivatives and detachable warrants relating to our secured convertible debentures. These estimates require significant assumptions and management judgment which may affect the amounts reported throughout the financial statements. This resulted in the Company recognizing income of $48,872,535 an expense of $2,902,791 for the six months ended August 31, 2007 and 2006, respectively.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of August 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2007, we issued 1,628,261,000 shares of our common stock to four accredited investors upon the conversion of $49,766.66 in outstanding convertible debentures.

During the three months ended August 31, 2007, we issued 1,166,666,665 shares of our common stock to one accredited investor upon the conversion of $76,041.67 in outstanding convertible debentures.

During the three months ended August 31, 2007, we issued 833,333,332 shares of our common stock to one accredited investor upon the conversion of $59,375 in outstanding convertible debentures.

We relied upon the exemption provided in Section 4(2) of the Securities Act of 1933 in connection with above-referenced transactions. We relied on Section 4(2) with respect to these transactions as no public solicitation was employed, the shares bore restrictive legends, and the acquirers of the shares had access to the information which would be contained in the Registration Statement and had sufficient sophistication so as not to require the protection afforded by the Registration under the Securities Act. Each of the purchasers of our securities was given the opportunity to ask question of and received answers from our management. No commission or other remuneration was paid or given in connection with the offer and sale of the securities.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

We are currently in default on all of our convertible secured debentures that we have issued, in the total amount of $5,693,667. We are also currently in default on interest payments owed on these secured convertible debentures. As a result of these defaults, we are obligated to pay interest and certain other amounts. We do not have the capital resources to pay the amounts required. The debenture holders have informed us that they do not intend to take any action at this time due to the default. We do not, however, have any legally binding commitment from the debenture holders. The debentures are secured substantially by all of our assets.

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

COLLECTIBLE CONCEPTS GROUP, INC.

Date: December 11, 2007	By:	/s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
Chief Executive Officer (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer