Form 10QSB
period 2007-11-30
COLLECTIBLE CONCEPTS GROUP INC
filed 2008-02-22
CIK 1106946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2007

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:  5,203,622,292 shares issued and outstanding as of February 20, 2008.

COLLECTIBLE CONCEPTS GROUP, INC.

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	November 30,	February 28,
	2007	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,502	$23,171
Accounts receivable, net of allowance of $33,753 and $30,516, respectively	4,463	144,162
Inventories, net of allowance of $89,756 and $116,573	341,908	204,973
Advances, related party	-	79,899
Advance, officer	204	14,619
Prepaid royalties	34,167	21,392
Other prepaid expenses	100	100
Total current assets	386,344	488,316

PROPERTY AND EQUIPMENT, NET (Note C)	6,023	7,390

OTHER ASSETS:
Cash held in escrow	89,053	-
Trademarks	1,300	1,300
Deposits	3,200	3,200
Total other assets	93,553	4,500

TOTAL ASSETS	$485,919	$500,206

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note D)	$3,440,600	$2,938,256
Notes and loans payable	561,467	649,813
Loans payable, related party (Note K)	20,455	67,000
Convertible subordinated debentures (Note F)	33,300	34,500
Convertible secured debentures (Note E)	3,781,284	2,837,848
Total current liabilities	7,837,106	6,527,417

LONG TERM DEBT, LESS CURRENT MATURITIES
Notes payable	200,000	200,000
Derivative liability related to convertible debentures	23,497,000	69,667,000
Warrant liability related to convertible debentures	4,246	12,273
Total long term liabilities	23,701,246	69,879,273
Total liabilities	31,538,352	76,406,690

COMMITMENTS AND CONTINGENCIES (Note J)

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, Series A; par value $0.001 per share; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock, par value $0.001 per share; 10,000,000,000 shares authorized, 5,203,622,292 and 1,519,292,086 issued and outstanding, respectively (Note H)	5,203,622	1,519,200
Common stock to be issued, 1,562,124 and 1,091,191, respectively (Note H)	72,573	67,384
Additional paid in capital (Note H)	14,987,266	17,778,261
Accumulated deficit	(51,316,894)	(95,272,329)
Total deficiency in stockholders' equity	(31,052,433)	(75,906,484)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$485,919	$500,206

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended November 30,		Nine months ended November 30,
	2007	2006	2007	2006
REVENUES:
Net sales	$39,685	$291,495	$377,623	$636,891
Cost of sales	55,556	249,893	447,541	636,808
Gross profit (loss)	(15,871)	41,602	(69,918)	83

OPERATING EXPENSES
Selling and administrative	336,484	323,259	1,096,941	1,518,705
Impairment loss	-	-	-	233,200
Depreciation and amortization	438	664	1,367	14,489
Total operating expenses	336,922	323,923	1,098,309	1,766,394

LOSS FROM OPERATIONS	(352,793)	(282,321)	(1,168,227)	(1,766,311)

Other income (expense)		-		9,785
Financing costs related to conversion of convertible debt	-	(86,100)	(725,432)	(1,442,926)
Gain (loss) on adjustment of derivative and warrant liability to fair value	(1,569,508)	583,007	47,303,027	(2,319,784)
Interest expense	(515,086)	(369,710)	(1,453,932)	(1,207,339)

Net Income (loss) before income taxes	(2,437,388)	(155,124)	43,955,435	(6,726,575)

Income taxes	-	-	-	-

NET INCOME (LOSS)	$(2,437,388)	$(155,124)	$43,955,435	$(6,726,575)

Net income (loss) per common shares outstanding (basic)	$(0.00)	$(0.17)	$0.01	$(8.05)

Net loss per common shares outstanding (fully diluted) (Note A)	N/A	N/A	Note A	N/A

Weighted average common shares outstanding (basic)	5,203,622,292	938,684	4,550,134,490	835,289

Weighted average common shares outstanding (fully diluted)	N/A	N/A	Note A	N/A

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED NOVEMBER 30, 2007
(unaudited)

							Additional
	Preferred	Stock	Common	Stock	Common stock to be issued:		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of February 28, 2007-Note F	1,000,000	$1,000	1,519,292,086	$1,519,200	1,091,191	$67,384	$17,778,261	$(95,272,329)	$(75,906,484)
Common stock canceled for services rendered	-	-	(2,998,675)	(2,999)	-	-	(9,001)	-	(12,000)
Conversion of secured convertible debentures to common stock	-	-	1,628,261,000	1,628,261	-	-	(1,259,312)		368,949
Conversion of subordinated convertible debentures to common stock and interest to common stock	-	-	1,999,999,997	2,000,000	-	-	(1,458,333)		541,667
Common stock to be issued for anti-dilution note provisions	-	-			59,538,817	44,574	(44,574)		-
Common stock issued for anti-dilution note provisions	-	-	59,067,884	59,160	(59,067,884)	(39,385)	(19,775)		-
Net income (loss)	-	-	-	-	-	-	-	43,955,435	43,955,435
Balance at November 30, 2007	1,000,000	$1,000	5,203,622,292	$5,203,622	1,562,124	$72,573	$14,987,266	$(51,316,894)	$(31,052,433)

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended November 30,
	2007	2006
Net income (loss)	$43,955,435	$(6,726,575)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,367	14,489
Provision for bad debt expense	3,237	9,298
Provision for trade credit allowance		376,227
Impairment loss		233,200
Common stock issued in connection with services rendered, net of cancellations	(12,000)	221,800
Common stock issued in connection with anti-dilution note provisions		20,262
Options issued for services rendered		3,100
Amortization of deferred equity based expense	-	40,000
Accretion of convertible notes payable	993,202	806,338
Loss on conversion of notes and loans payable	415,931	902,418
Loss on conversion of secured convertible debt	309,502	497,545
Loss on conversion subordinate debt and interest	-	42,463
Unrealized (income) loss on adjustment of derivative and warrant liability to fair value of underlying securities	(47,303,027)	2,319,784
(Increase) decrease in:
Accounts receivable	136,462	(107,917)
Trade credits	-	(376,227)
Inventories	(136,935)	(249,294)
Advances, related party	79,899	-
Advance, officer	14,415	-
Prepaid interest	-	20,625
Prepaid royalties	(12,775)	37,916
Other prepaid expenses	-	2,765
Cash held in escrow	(89,053)	-
Increase (decrease) in:
Cash overdraft	-	13,156
Accounts payable and accrued expenses	502,345	377,811
Net cash used in operating activities	(1,141,995)	(1,520,816)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(8,645)
Net cash used in investing activities	-	(8,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscribed	-	15,000
Proceeds from issuance of convertible secured debentures	1,125,000	900,000
Repayments of subordinated convertible debentures	(1,200)	(131,510)
Repayments of notes and loans payable	(47,929)	-
Proceeds from notes and loans payable	95,000	670,000
Repayments of notes payable-related party	(89,159)	(1,235)
Proceeds from notes payable-related party	42,614	2,468
Net cash provided from financing activities	1,124,326	1,454,723

Net increase in cash and cash equivalents	(17,669)	(74,738)
Cash and cash equivalents at beginning of period	23,171	74,738
Cash and cash equivalents at end of period	$5,502	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Business and Basis of Presentation

Basis of Presentation

These unaudited condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008. The accompanying unaudited condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended February 28, 2007.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the company and the customer jointly determine that the product has been delivered or no refund will be required. At November 30, 2007 and February 28, 2007; the Company did not have any deferred revenues. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

7. The product is segregated and is not available to fill other orders.

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the company. There were no bill and hold transactions at November 30, 2007 and February 28, 2007.

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

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At November 30, 2007 and February 28, 2007, allowance for doubtful account balance was $33,753 and $30,516, respectively.

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Inventory (continued)

Components of inventories as of November 30, 2007 and February 28, 2007 are as follows:

	November 30, 2007	February 28, 2007
Finished goods	$430,169	$321,546
Raw materials	1,495	-
Less: allowance for obsolescence	(89,756)	(116,573)
Net	$341,908	$204,973

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $17,023 and $122,772 as advertising costs for the nine months ended November 30, 2007 and 2006, respectively.

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
NOVEMBER 30, 2007
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

Income (Loss) per Share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the nine months ended November 30, 2007:

Nine Months Ended November 30, 2007
Net income used in computing basic net income per share	$43,955,435
Impact of assumed assumptions:
Accretion of convertible debenture charged to interest expense	993,202
Impact of equity classified as liability:
Gain on debt derivative and warrant liability marked to fair value	(47,303,027)
Net loss in computing diluted net loss per share:	$(2,354,390)

The weighted average shares outstanding used in the basic net income per share computations for the nine months ended November 30, 2007 was 4,550,134,490. In determining the number of shares used in computing diluted loss per share, the Company did not add approximately potentially dilutive securities for the nine months ended November 30, 2007 because the effect would be anti-dilutive. The potentially dilutive securities are mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the nine months ended November 30, 2007 was $0.00.

 As of November 30, 2007, the Company does not have enough common shares available to convert all the eligible debt to shares if the debt holders elected to convert all of their notes and to issue the required number of shares of common stock to be issued per the statement of stockholders' deficiency.

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Stock based compensation (continued)

The Company made no employee stock-based compensation grants before February 28, 2007 and during the nine months ended November 30, 2007 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2007 and for the nine months ended November 30, 2007.

Accounting for investments

As more fully described in Note J, the Company owns 37.5% of Andrew Sports Venture, a Joint Venture operation. The Company accounts for their investment using the Equity method of accounting. For the nine months ended November 30, 2007 and 2006, the Joint Venture did not recognize any income or loss requiring the Company to record its pro-rata portion.

Recent accounting pronouncements

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

Reclassifications

Certain items in the prior period have been reclassified to conform to classifications used in the current period.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE B - FILM LIBRARY

The Company acquired a historical film library containing thousands of hours of sports events including boxing, baseball, football and auto racing along with others. The asset acquisition agreement made on December 15, 2005 gives the Company title to the entire library. The Film library consists of over 5,000 hours of sporting events from the years 1948 - 1972; there are also additional sports films in the library after 1972 in addition there is an old time cartoon library as well as classic movies. The film library was acquired for a purchase price of $250,000 with $50,000 paid in cash and the remainder due five years from the date of the note along with interest accrued at 6% per annum. As part of acquisition of the film library, the Company was assigned a licensing agreement whereby royalties (minimum of $50,000 per year) will be received over the next ten years. Since collectiblity cannot be reasonably assured, the Company has not recorded revenue from the licensing agreement.

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment at November 30, 2007 and February 28, 2007 are as follows:

	November 30, 2007	February 28, 2007
Computer and office equipment	$102,779	$134,825
Less: accumulated depreciation	(96,756)	(127,435)

Net property and equipment	$6,023	$7,390

In the three months ended November 30, 2007, the Company disposed a fully depreciated vehicle at $0.0 gain/loss.

The total depreciation expense for the nine months ended November 30, 2007 and 2006 amounted to $1,367 and $14,489, respectively; the total depreciation expense for the three months ended November 30, 2007 and 2006 amounted to $438 and $664, respectively.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at November 30, 2007 and February 28, 2007 are as follows:

	November 30, 2007	February 28, 2007
Accounts payable	$1,430,241	$1,452,267
Accrued interest, of which $42,908 is for related party	1,068,090	618,010
Accrued payroll and payroll taxes	297,467	255,364
Accrued royalties	311,004	314,747
Other accrued expenses	333,798	297,868
Total	$3,440,600	$2,938,256

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES

Notes payable at November 30, 2007 and February 28, 2007 are as follows:

	November 30, 2007	February 28, 2007
10% convertible debenture dated May 2000, face value of $400,000, due one year from the date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $4.00 (See Note H) or b) 25% of market value. The Company has granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)	$95,640	$145,406

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

November 30, 2007	February 28, 2007
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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

November 30, 2007	February 28, 2007
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
$338,265	$237,808

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
680,000	466,530

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
218,865	142,870

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
248,037	147,580

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
225,388	124,932

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
250,228	124,658

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

	November 30, 2007	February 28, 2007
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
	$82,487	$14,571

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
	71,004	8,219

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
	12,831	274

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
	11,918	-0-

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
	114,429	-0-

8% convertible debenture dated November 4, 2007, face value of $375,000, due three years from date of the note with interest payable per annum. The note is convertible into the Company’s common stock at 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property. Additionally, the note holder has certain registration rights. The Company is in violation of the loan covenants (see below)
	7,192	-0-
	3,781,284	2,837,848
Less current portion	3,781,284	2,837,848

Long term portion	$-0-	$-0-

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors in May 2000 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 40,000 shares (See Note H) of the Company’s common stock at an exercise price of $20.00 (See Note H) for five years. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $4.00 (See Note H) or b) 25% of the current market value. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of November 30, 2007, the remaining balance of these debentures of $95,640 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 28, 2002 for the issuance of an aggregate of $75,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,500 shares (See Note H) of the Company’s common stock at an exercise price $0.50 (See Note H) for five years. The Convertible Notes accrue interest at 12% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $75,000 in exchange for net proceeds of $75,000. As of November 30, 2007, the remaining balance of these debentures of $75,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on November 26, 2002 for the issuance of an aggregate of $250,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 5,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.45 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of November 30, 2007, the remaining balance of these debentures of $250,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 15, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares (See Note H) of the Company’s common stock at an exercise price of $0.40 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of November 30, 2007, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on June 20, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares (See Note H) of the Company’s common stock at an exercise price of $0.20 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of November 30, 2007, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on July 23, 2003 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares of the Company’s common stock at an exercise price of $0.10 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of November 30, 2007, the remaining balance of these debentures of $25,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on November 14, 2003 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.10 for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of November 30, 2007, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on January 13, 2004 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.10 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of November 30, 2007, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on February 13, 2004 for the issuance of an aggregate of $25,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 500 shares (See Note H) of the Company’s common stock at an exercise price of $0.15 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $25,000 in exchange for net proceeds of $25,000. As of November 30, 2007, the remaining balance of these debentures of $25,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on March 16, 2004 for the issuance of an aggregate of $100,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 2,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.15 (See Note H) for five years. The Convertible Notes accrue interest at 15% per annum and were due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $100,000 in exchange for net proceeds of $100,000. As of November 30, 2007, the remaining balance of these debentures of $100,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 28, 2004 for the issuance of an aggregate of $550,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 16,500 shares (See Note H) of the Company’s common stock at an exercise price of $3.00 for seven years. The Convertible Notes accrue interest at 15% per annum and were due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $1.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $550,000 in exchange for net proceeds of $550,000. As of November 30, 2007, the remaining balance of these debentures of $550,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on September 30, 2004 for the issuance of an aggregate of $250,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 12,500 shares (See Note H) of the Company’s common stock at an exercise price of $3.00 for seven years. The Convertible Notes accrue interest at 15% per annum and were due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.26 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of November 30, 2007, the remaining balance of these debentures of $250,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on May 18, 2005 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 473,684 shares (See Note H) of the Company’s common stock at an exercise price of $3.00 (See Note H) for five years. The Convertible Notes accrue interest at 10% per annum (current default rate of 15%) and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of November 30, 2007, the remaining balance of these debentures of $400,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on July 7, 2005 for the issuance of an aggregate of $850,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 17,000 shares (See Note H) of the Company’s common stock at an exercise price of $3.00 (See Note H) for five years. The Convertible Notes accrue interest at 10% per annum (current default rate of 15%) and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $850,000 in exchange for net proceeds of $850,000. As of November 30, 2007, the remaining balance of these debentures of $850,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on September 29, 2005 for the issuance of an aggregate of $302,597 of convertible notes (“Convertible Notes”) in exchange for accrued interest due said accredited investors. The Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $302,597 in exchange for net proceeds of $302,597. As of November 30, 2007, the remaining balance of these debentures of $302,597 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on January 20, 2006 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 4,000 shares (See Note H) of the Company’s common stock at an exercise price of $3.00 (See Note H) for five years. The Convertible Notes accrue interest at 10% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.16 (See Note H) or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of November 30, 2007, the remaining balance of these debentures of $400,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on March 23, 2006 for the issuance of an aggregate of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.50 (See Note H) for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $3.00 (See Note H) or b) 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $400,000 in exchange for net proceeds of $400,000. As of November 30, 2007, the remaining balance of these debentures of $400,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on May 31, 2006 for the issuance of an aggregate of $500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 1,000,000 shares (See Note H) of the Company’s common stock at an exercise price of $0.50 (See Note H) for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $3.00 (See Note H) or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $500,000 in exchange for net proceeds of $500,000. As of November 30, 2007, the remaining balance of these debentures of $500,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on December 31, 2006 for the issuance of an aggregate of $270,430 of convertible notes (“Convertible Notes”). Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.0016 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $270,430 in exchange for accrued interest owed of $270,430. As of November 30, 2007, the remaining balance of these debentures of $270,430 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on January 23, 2007 for the issuance of an aggregate of $250,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.009 for seven years. The Convertible Notes accrue interest at 2% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $250,000 in exchange for net proceeds of $250,000. As of November 30, 2007, the remaining balance of these debentures of $250,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on February 22, 2007 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.009 for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of November 30, 2007, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on March 14, 2007 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.009 for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $50,000 in exchange for net proceeds of $50,000. As of November 30, 2007, the remaining balance of these debentures of $50,000 is still unpaid and in default.

The Company entered into a Securities Purchase Agreement with accredited investors on June 4, 2007 for the issuance of an aggregate of $700,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.009 for five years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $700,000 in exchange for net proceeds of $645,000. As of November 30, 2007, the remaining balance of these debentures of $700,000 is still unpaid and in default.

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE E - CONVERTIBLE SECURED DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on November 4, 2007 for the issuance of an aggregate of $375,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.001 for seven years. The Convertible Notes accrue interest at 8% per annum and were due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of 20% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The Company issued to the investors Convertible Notes of $375,000 in exchange for net proceeds of $375,000. As of November 30, 2007, the remaining balance of these debentures of $375,000 is still unpaid and in default.

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

●
The Company treats the full fair market value of the derivative and warrant liability on the convertible secured debentures as a discount on the debentures (limited to their face value). The excess, if any, is recorded as an increase in the derivative liability and warrant liability with a corresponding increase in Loss on adjustment of the derivative and warrant liability to fair value.

●
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

●
The expense relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included in other income in the accompanying consolidated statements of operations.

The following table summarizes the various components of the convertible debentures as of November 30, 2007 and February 28, 2007:

	November 30, 2007	February 28, 2007
Convertible debentures described above (net of conversions)	$6,068,667	$4,993,433
Less: discount	(2,287,383)	(2,155,585)
Convertible debentures as reported	$3,781,284	$2,837,848

NOTE F - CONVERTIBLE SUBORDINATED DEBENTURES

Convertible subordinated debentures as of November 30, 2007 and February 28, 2007:

	November 30, 2007	February 28, 2007
12% convertible debenture, unsecured with a maturity at August 2001. The debenture is convertible into the Company’s common stock at $7.50 (See Note H) per share. The note is currently in default.	$ 25,000	$ 25,000

12% convertible debenture, unsecured with an original one year maturity at May 2004. The debenture is convertible into the Company’s common stock at $4.00 (See Note H) or 50% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion. The note is currently in default	8,300	9,500
Total	33,300	34,500
Less: current portion	(33,300)	(34,500)
Long term debt	$-	$-

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE G - LOAN AGREEMENTS

In March 2006, the Company entered into an agreement with an individual investor whereby the investor agreed to provide up to $750,000 with an interest rate of 10% per annum, payable annually, maturing one year from each draw. The Company, at its option, can repay the debt in cash or may elect to convert any of the loans into shares of its common stock at 50% of the closing bid of the previous day. As of November 30, 2007, the Company has borrowed $285,333, net, from this facility, which is included in notes and loans payable.

The Company has various unsecured notes and loans payable to certain individuals and investors with interest ranging from 8% to 12% per annum with various maturity dates up through January 2007, the Company currently owes $276,134 and is in default with the balances remaining unpaid as of November 30, 2007.

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

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE H - CAPITAL STOCK (continued)

Common Stock (continued)

During the nine months ended November 30, 2007, the Company canceled 2,998,675 shares of Company common stock having a fair value of $12,000. The cancellation was based upon an incorrect issuance of shares.

During the nine months ended November 30, 2007, the Company converted $49,766 of convertible secured debentures into 1,628,261,000 shares of common stock having a fair value of $368,949. The conversion of debt to stock was based upon conversion prices set forth in the Securities Purchase Agreement (see Note E). The loss of $319,183 on these conversions was included in the Loss on adjustment of derivative and warrant liability to fair value.

During nine months ended November 30, 2007, the Company converted $135,417 of notes and loans payable into 1,999,999,997 shares of common stock. The conversions of debt to stock were based upon negotiated conversion prices with debtors. The Company recognized a financing cost of $406,250 on these conversions.

NOTE I - STOCK OPTIONS

In December 2003, the Company issued 200,000 options to a consultant having a ten-year term. The exercise price is $0.10 for the first 50,000 options, $0.20 for the next 50,000 options, $0.30 for the next 50,000 options and $0.40 for the last 50,000 options. The only restriction is that no more than 50,000 options can be exercised in any one year. The total expense associated with issuing the options of $40,000 is being recognized over the earliest periods that the options may be exercised. The expense associated with these options was $-0- and $15,000 for the nine months ended November 30, 2007 and 2006, respectively.

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

	Options	Weighted Average Exercise Price

Outstanding as of February 29, 2006	340,000	$.3
Granted	-	-
Exercised	-	-
Forfeited	(140,000)	.3
Expired
Outstanding as of February 28, 2007	200,000	$.3
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of November 30, 2007	200,000	$.3

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES

Lease

The Company is currently leasing its office located at 1600 Lower State Road Doylestown, PA. 18901. The Company is current is rent is $2,220 per month and the lease currently runs month to month and may be terminated by either party with a thirty day notice.

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

Licenses

The Company has entered into various licensing agreements (the “Agreements”) for the right to manufacture, sell and distribute certain collectibles and novelties relating to current and future movie characters, as well as certain accessories containing logos and names of professional, minor league and college sports teams. The Agreements for the collectibles initially expired at various dates through 2004 and generally require the Company to pay a royalty of between 9% and 12% of sales, with certain minimum royalty payments required. The Company has decided not to renew royalty agreements as they pertain to college sports teams and current and future movie characters. The unpaid minimum royalty fees of $311,004 ($303,596) which are owed on non renewed agreements) related to these agreements are included in accrued expenses in the accompanying consolidated balance sheet. Royalty expense amounted to approximately $35,038 and $50,990 for the nine months ended November 30, 2007 and 2006, respectively.

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
NOVEMBER 30, 2007
(Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

Payroll Related Taxes

The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The estimated liability that is included in accrued expenses was approximately $248,232 as of November 2007, which includes penalties and interest.

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
NOVEMBER 30, 2007
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

Concentrations

For the nine months November 30, 2007 and 2006, 50% and 24%, of the Company’s revenues were derived from its five largest customers, respectively.

For the nine months ended November 30, 2007 and 2006, 89% and 90%, of the Company’s purchases were made from its three largest vendors, of which 39% and 30% of the total 2007 and 2006 purchases respectively, were from American Sports Venture, Inc., a related party.

The Company obtains a significant portion of its new borrowings from one investment group. During nine months ended November 30, 2007, the Company borrowed $1,125,000 from this investment group. As of November 30, 2007, a total of $6,068,667 was owed to this investment group (See Note E).

Debt Conversions

As of November 30, 2007, the Company did not have a sufficient number of authorized shares of common stock available if all of the convertible secured and convertible subordinated debenture holders decided to convert their debt into the Company’s common stock. The Company has reduced the number of authorized shares from 15,000,000,000 to 10,000,000,000 (See Note H) to partly rectify the situation but a possible shortfall may exist. The provisions of the convertible secured debentures call for a 24% penalty on the amount of debt a note holder attempts to convert and if there are not enough authorized shares available to do so (See Note H) with regard to the convertible secured debentures). However the convertible subordinated debenture agreements do not contain a provision to address the inability of the debt holders to convert and the possible financial effects of this are unknown (See Notes I).

COLLECTIBLE CONCEPTS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

Debt Conversions (continued)

In the nine months ended November 30, 2007, the Company recorded a discount on convertible secured debentures with a corresponding increase in the derivative and warrant liabilities.

NOTE K - RELATED PARTY TRANSACTIONS

The Company has an employment agreement with its president, who has elected in the past to defer a portion of his salary in support of the cash needs of the Company.

The Company has loans payable of $20,455, which are included as loans payable - related party in the accompanying consolidated balance sheet, due to a related party as of November 30, 2007. During the nine months ended November 30, 2007, the Company recorded interest expense of $1,683 relating to loans from its president and other related parties and $42,908 in accrued interest was payable relating to these loans as of November 30, 2007, which is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE L - NON-CASH INVESTING AND FINANCING ACTIVITIES IN THE STATEMENTS OF CASH FLOWS

During the nine months ended November 30, 2007, the Company converted $49,766 of convertible secured debentures into 1,628,261,000 shares of common stock and a $319,183 loss on adjustment of derivative and warrant liability to fair value was recognized accordingly.

During the nine months ended November 30, 2007, the Company converted $135,417 of notes and loans payable into 1,999,999,997 shares of common stock and a $406,250 financing cost was recognized accordingly.

NOTE M - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has not generated sufficient revenues to meet its operating expenses and has incurred significant operating losses and net losses. As of and for the nine months ended November 30, 2007, the Company had a working capital deficiency of $7,450,762, a stockholders’ deficiency of $31,052,433, a net loss from operations of $1,168,227 and net cash used in operations of $1,141,995. The Company has minimal cash available for operations and is in default with respect to repayment provisions of certain convertible secured and convertible subordinated debentures, and notes and loans payables. In addition, the Company was not able to complete an effective registration statement within 150 days as required in connection with the sale of certain convertible secured debentures to a group of investors and, as a result, the Company is in default of the debenture agreement. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;
●	contain projections of our future results of operations or of our financial condition; and
●	state other "forward-looking" information.

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

We continue to pursue our re-evaluated business model. We believe that licenses have evolved into less time sensitive and sale spiking properties. Our new business model focuses on more evergreen properties and those with a longer window of opportunity. We recognize the need to have products that addressed the mainstream consumer market where market size and repeat sales opportunities could give us a means to stabilize and grow our revenues, while working on improving our gross profit margin. Over the next six months, we plan to focus on developing a line of licensing products involving the United States military branches, including a dedicated website with online store.

One of the ways we hope to improve our profit margin was with kiosk sales. This holiday season we had planned to work with various mall operators to open our own kiosks during the months of November and December. These kiosks were to carry the full line of wood products as well as Brax3D products and our proprietary licensed products. Each kiosk was to be stocked with college and professional sports team items and concentrated on the local regional teams for that area. Unfortunately, the plant of our manufacturer of wood products, Gridworks, was destroyed by fire in October, along with all inventory of completed and uncompleted items. They plan to rebuild their factory and fulfill all outstanding orders. However, this holiday season is lost to us and there is no guarantee we will be in position to capitalize on this opportunity in the future.

We are also looking to capitalize on our National Basketball Association License. We signed an agreement in March 2007, with Electronic Arts, Inc., to carry images from their “NBA Live 0_” and “NBA Street” video game along with their trademark on our growth charts, which are sold in kiosk, the NBA store and other retailers.

On November 4, 2007, we entered into a Securities Purchase Agreement with our current note holders for the issuances of an aggregate of $375,000 of convertible notes and attached to the Convertible Notes were warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.001 for seven years. The Convertible Notes accrue interest at 8% per annum and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to our common stock at a rate of the lower of a) $.003 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

In March 2007, we began airing our Wi-Fi TV channel. The Wi-Fi TV platform contains live TV, live chat, interactive shopping cart and even free online phone calls, combined with multiple categories of channels and breaking news about these topics. We believe this will provide us with a greater marketing reach, allowing us to reach a larger target audience than traditional forms of marketing and advertising. Our TV station is available globally on the Internet. Wi-Fi TV allows viewers to chat live about the program they are watching and all of our products will be included in the Wi-Fi TV Shopping Cart, opening a brand new technologic window of sales opportunities. A five minute digitized program was completed and began showing on the channel. We have not been able to realize the potential of the station because of funding limitations that have prevented us from marketing the site resulting in reduced inventory on the site, and to date, the station has not resulted in any significant amount of revenue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2006.

Net revenue for the three months ended November 30, 2007 was $39,685 compared to $291,495 for the three months ended November 30, 2006. Net revenue for both periods consisted primarily of sales of professional and collegiate sports related products, and E-Bay Internet sales. The decrease in net revenue was a result of a fire at the Gridworks plant.

Cost of sales for the three months ended November 30, 2007 decreased by $194,337 from $249,893 for the three months ended November 30, 2006 to $55,556 for the three months ended November 30, 2007. This decrease was mainly attributable the decrease in sales. Cost of sales as a percentage of revenues increased to 140% for the three months ended November 30, 2006 from 85.7% for the same period last year.

Cost of sales for the three months ended November 30, 2007 were comprised of costs associated with the sale of the products related to the National Basketball League and National Hockey League Licenses as well as alliances with Brax3D and Gridworks. These products are contract manufactured for us by both domestic and foreign companies to specifications developed by us and approved by the various licensors. We do not feel this places us at risk for filling future orders on a timely basis because we have developed relationships with alternate suppliers for most of our products. Several of our manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs we would incur if the product was first shipped to our location. We also feel that we are not at risk for any currency fluctuations in our dealing with our foreign manufacturers since all orders are based on U.S. dollars and we do not have any long term purchase commitments.

Selling and administrative expenses for the three months ended November 30, 2007 increased to $336,484 from $323,259 for the same period the previous year.

Selling and administrative expense consists of payroll and related fringe benefits, royalties, commissions paid to sales representatives, advertising, rent, depreciation and other related fixed overhead expenses. Also included in this category are the expenses related to the replication of items ready them for mass production by the contract manufacturers, as well as the non-cash costs related to services satisfied by the issuance of our stock. The services provided were in direct support of our operations. As we grow through acquisitions and the sales of current product, we anticipate we will have to rely less on the issuance of stock for services due to increased cash flows as well as capital. The benefits to us from these stock transactions are to reduce the use of cash, which allow us to devote the maximum amount of resources to expanding the business. For accounting purposes, we valued these services at the fair market value of the services rendered or the fair market value of the stock at times of issuance whichever was more readily determinable. Production costs include prototypes and samples of packaging, displays and products. All expensed production costs are included within selling and administrative expenses.

We incurred interest expense of $515,086 for the three months ended November 30, 2007 as compared to $369,710 for the same period the previous year due to increased borrowings and the debt accretion related to the application of SFAS 133. The accretion of debt calculation added $354,503 and $228,852 of interest expense respectively for the three months ended November 30, 2007 and November 30, 2006, respectively.

For the three months ended November 30, 2007, we incurred a non-cash loss in adjusting the fair value of the debenture and related warrant derivatives relating to the convertible debentures of $1,569,508 as compared with a non-cash gain $583,007 during the prior year.

As a result of the above, we had a net loss of $2,437,388 for the three months ended November 30, 2007 as compared to a net loss of $155,123 for the same period last year.

NINE MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 2006.

Net revenue for the nine months ended November 30, 2007 was $377,623 compared to $636,891 for the nine months ended November 30, 2006. Net revenue for both periods consisted primarily of sales of professional and collegiate sports related products, and E-Bay Internet sales. The increase in net revenue was a result of implantation of our new alliances with Brax3D and Gridworks. The decrease in net revenue was a result of a fire at the Gridworks plant.

Cost of sales for the nine months ended November 30, 2007 decreased by $189,467 from $636,808 for the nine months ended November 30, 2006 to $447,541 for the nine months ended November 30, 2007. This increase was mainly attributable to an increase in sales volume. Cost of sales as a percentage of revenues increased to 118% for the nine months ended November 30, 2007 from 100% for the same period last year.

Cost of sales for the nine months ended November 30, 2007 were comprised of costs associated with the sale of the products related to the National Football League License and College Licenses owned by our distributors as well as alliances with Brax3D and Gridworks. These products are contract manufactured for us by both domestic and foreign companies to specifications developed by us and approved by the various licensors. We do not feel this places us at risk for filling future orders on a timely basis because we have developed relationships with alternate suppliers for most of our products. Several of our manufacturers will also store and ship product directly to a customer, thereby reducing shipping time and eliminating the costs we would incur if the product was first shipped to our location. We also feel that we are not at risk for any currency fluctuations in our dealing with our foreign manufacturers since all orders are based on U.S. dollars and we do not have any long term purchase commitments.

Selling and administrative expenses for the nine months ended November 30, 2007 decreased to $1,096,941 from $1,518,705 for the same period the previous year. The decreases in selling and administrative expenses were mainly a result of decreases sales for the period..

Selling and administrative expense consists of payroll and related fringe benefits, royalties, commissions paid to manufacturers sales representatives, advertising, rent, depreciation and other related fixed overhead expenses. Also included in this category are the expenses related to the replication of items to ready them for mass production by the contract manufacturers, as well as the non-cash costs related to services satisfied by the issuance of our stock. The services provided were in direct support of our operations. As we grow and increase sales of current product, we anticipate we will have to rely less on the issuance of stock for services due to increased cash flows as well as capital. The benefits to us from these stock transactions are to reduce the use of cash, which allow us to devote the maximum amount of resources to expanding the business. For accounting purposes, we valued these services at the fair market value of the services rendered or the fair market value of the stock at times of issuance whichever was more readily determinable. Production costs include prototypes and samples of packaging, displays and products. All expensed production costs are included within selling and administrative expenses.

We incurred interest expense of $1,453,932 for the nine months ended November 30, 2007 as compared to $1,207,339 for the same period the previous year due to increased borrowings and the debt accretion related to the application of SFAS 133. The accretion of debt calculation added $996,249 and $806,338 of interest expense respectively for the nine months ended November 30, 2007 and November 30, 2006, respectively.

For the nine months ended November 30, 2007, we incurred a non-cash gain in adjusting the fair value of the debenture and related warrant derivatives relating to the convertible debentures of $47,303,027 as compared with $2,319,784 non-cash loss during the prior year.

As a result of the above, we had a net income of $43,955,435 for the nine months ended November 30, 2007 as compared to a net loss of $6,726,574 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2007, we had a working capital deficiency of $7,450,762. The working capital deficit as of November 30, 2007 is a direct result of the unprofitable operations for prior years as well as for the past three months ended November 30, 2007 that resulted in cash used in operating activities of $1,141,995. We had an ending cash balance of $5,502 at November 30, 2007. As such, we need to raise additional capital to continue operations. We currently do not have any commitments for additional capital, and no assurances that capital will be available on terms acceptable to us, or at all.

We have financed our losses through private sales of debt securities and the issuance of stock for services. During the nine months ended November 30, 2007, we received the following capital infusions: $1,125,000 from issuance of secured convertible debentures and $95,000 from notes and loans payable.

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

As of November 30, 2007, we had $581,922 in outstanding notes and loans payable, (of which $20,455 is due to related parties), $33,300 in convertible subordinated debentures and $3,781,284 in outstanding convertible secured debentures. As of November 30, 2007, we had $3,440,600 in accounts payable, accrued expenses, accrued payroll, accrued royalties and related taxes. (Some of the accrued expenses are for federal withholding taxes and are related to calendar years 1999, 2000 and 2001. We are currently making payments on our current federal payroll tax obligations as well as monthly payments for these prior obligations). We have been able to operate based on deferring vendor and employee payments, deferring interest and debt repayments and obtaining additional borrowings and proceeds from equity. However, there is no guarantee that we will continue to be successful with respect to these actions. Furthermore, there can be no assurances that we will be able to obtain the necessary funding to finance our operations or grow revenue in sufficient amounts to fund our operating expenses.

Our independent auditors have issued a going concern paragraph in their opinion on our consolidated financial statements for the fiscal year ended February 28, 2007 that states there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.

To obtain funding for its ongoing operations, the Company has entered into Securities Purchase Agreements with several accredited investors, on the following dates for the sale of secured convertible notes and warrants:

Transaction Date	Secured Convertible Notes Sold	Interest Rate	Conversion Price	Warrants

May 2000	$400,000 ($95,640 remaining)	10%	$4.00 or 25% of market value	40,000
May 28, 2002	$75,000	12%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,500
November 26, 2002	$250,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000
May 15, 2003	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500
June 20, 2003	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500
July 23, 2003	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500
November 14, 2003	$50,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000

January 13, 2004	$50,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000
February 13, 2004	$25,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	500
March 16, 2004	$100,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	2,000
May 28, 2004	$550,000	15%	$1.00 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	16,500
September 30, 2004	$250,000	15%	$.26 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	12,500
May 18, 2005	$400,000	10%	$.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	473,684
July 7, 2005	$850,000	10%	$.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	17,000
September 29, 2005	$302,597	2%	$.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	-0-
January 20, 2006	$400,000	10%	$.16 or 20% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	4,000
March 23, 2006	$400,000	8%	$3.00 or 20% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000,000
May 31, 2006	$500,000	8%	$3.00 or 20% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	1,000,000
December 31, 2006	$270,430	2%	$.16 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	-0-
January 23, 2007	$250,000	8%	$.03 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	10,000,000
February 22, 2007	$50,000	8%	$.03 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000,000
March 16, 2007	$50,000	8%	$.03 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000,000
June 4, 2007	$700,000	8%	$.03 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000,000
November 4, 2007	$375,000	8%	$.03 or 25% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding conversion	5,000,000

The secured convertible notes bear interest as described above, typically mature one to three years from the date of issuance or one to three years from when we are in compliance with the terms of the securities purchase agreements, and are convertible into our common stock, at the investors' option, on the terms as described above. As of February 20, 2008, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over the Counter Bulletin Board was $.0001 and, therefore, the conversion price for the secured convertible notes was $.000025 at 25% or $.00002 at 20%. Based on this conversion price, the $6,068,687 in secured convertible notes remaining, excluding interest, would convert into 242,746,680,000 shares of our common stock. If the price of our common stock should decrease, we will be required to issue substantially more shares, which will cause dilution to our existing stockholders. There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

We recently decreased the number of authorized shares of common stock to 10,000,000,000 in connection with a reverse split; this is not a sufficient number of authorized shares of common stock available if all debt holders decided to convert their convertible secured debentures into shares of our common stock. We are working on rectifying the situation. The provisions of the debt instruments call for a 24% penalty on the amount of debt owed if a noteholder attempts to convert and there are not enough authorized shares available. The secured convertible debenture holders have informed us that they have not and do not intend to convert any of their debt at this time into more shares than we have authorized and available. Therefore, no accrual for the penalty has been made at November 30, 2007. We do not, however, have any legally binding commitment from the debenture holders to waive the default provision of the debenture.

The lack of a sufficient number of authorized shares of common stock available for the conversion of all our outstanding convertible debt resulted from a combination of issues. First, as a result of the variable conversion prices, as our stock price has declined since we first issued the convertible notes/debentures, resulting in a significant increase in the number of shares issuable upon conversion of all our outstanding convertible debt. Second, since becoming a public company, we have had problems in filing our periodic reports on a timely basis. Between the filing of our quarterly report on January 14, 2002 for the quarter ended August 31, 2001 (which itself was not timely filed) and the filing of our quarterly report on July 20, 2004 for the quarter ended November 30, 2001, we did not file any periodic reports. On April 14, 2005, we filed our quarterly report for the quarter ended November 30, 2004, which brought us current for the first time in several years. Unfortunately, we did not file our annual report for the year ended February 28, 2005 or our quarterly reports for the quarter ended May 31, 2005 on a timely basis. Those reports have subsequently been filed and we are now current in our reporting requirements. However, as a result of our lack of filings, we were unable to file an information/proxy statement during that time to increase the number of shares of our authorized common stock. In addition, as a result of our lack of filings, we had limited ability to raise funds. As a result, we sold multiple rounds of convertible debentures/notes at a significant discount to the market price in order to continue our operations during such time. As a result, there were not enough shares of common stock that were authorized but unissued underlying those convertible debentures/notes, when issued.

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

Accounts Receivable: We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of November 30, 2007, we had an allowance for bad debts of $64,504. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

Realizability of Inventory Values: We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. As of November 30, 2007, we had inventory of $370,081 on hand.

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

Derivative Valuations: In accordance with SFAS 133, we are required to estimate the fair value of any embedded derivatives and detachable warrants relating to our secured convertible debentures. These estimates require significant assumptions and management judgment which may affect the amounts reported throughout the financial statements. This resulted in the Company recognizing income of $47,303,027 an expense of $2,319,784 for the nine months ended November 30, 2007 and 2006, respectively.

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. We adopted FSP 00-19-2 in the preparation of the financial statements.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations"("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and we are currently evaluating the effect, if any, that the adoption will have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and we are currently evaluating the effect, if any, that the adoption will have on our financial position, results of operations or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of November 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2007, we did not issue any shares of our common or preferred stock.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on all of its convertible secured debentures that the Company has issued, in the total amount of $6,068,687. The Company is also currently in default on interest payments owed on these secured convertible debentures. As a result of these defaults, the Company is obligated to pay interest and certain other amounts. The Company does not have the capital resources to pay the amounts required. The debenture holders have informed the Company that they do not intend to take any action at this time due to the default. The Company does not, however, have any legally binding commitment from the debenture holders. The debentures are secured substantially by all of the Company's assets.

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

COLLECTIBLE CONCEPTS GROUP, INC.

Date: February 22, 2008	By:	/s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
Chief Executive Officer (Principal Executive Officer),
Principal Financial Officer and Principal Accounting Officer